Form 10QSB
period 1996-04-30
SEVEN FIELDS DEVELOPMENT PA INC
filed 1996-06-17
CIK 931429

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549



                                FORM 10-QSB





[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 1996.



[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

            EXCHANGE ACT OF 1934



         For the transition period from ........... to ...........



                     Commission File No. 33-85102-01



                    SEVEN FIELDS DEVELOPMENT (PA), INC.

              (Name of small business issuer in its charter)



     PENNSYLVANIA                           25-1752570

(State of Incorporation)         (I.R.S. Employer Identification
No.)



            2200 Garden Drive, Suite 200, Mars, PA  16046-7846

           (Address of principal executive office with Zip Code)



                 Issuer's telephone number (412) 776-5070



Check whether the issuer (1) has filed all reports required to be filed by

Sections 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past

90 days.



  Yes  XX            No ____





                   APPLICABLE ONLY TO CORPORATE ISSUERS



     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           As of May 28, 1996 there were 2,905,682 shares of the

              issuer's $1.00 par value common stock outstanding.





Transitional Small Business Disclosure Format

  Yes ____           No  XX






             SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES





                                Form 10-QSB



             FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995





                     PART I  -  Financial Information







The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.



Item 1  -  Financial Statements





           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                 AS OF APRIL 30, 1996 AND OCTOBER 31, 1995


                                 ASSETS


                                                1996
1995




Cash                                      $    488,475     $
2,887

Temporary investments                          356,590
1,205,919

  Total Cash & Temporary Investments      $    845,065     $
1,208,806



Certificate of deposit                    $     40,397     $
23,885

Cash escrow - horses
184,550

Accounts and notes receivable, net of

  allowances of $49,733 and $58,308            149,983
241,601

Mortgage notes receivable                      126,985
186,681

Capitalized development costs                3,666,100
2,944,303

Capitalized house construction costs         1,988,918
1,961,255

Prepaid expenses and deposits                  199,897
282,492

Property not currently under

  development                                2,494,944
2,995,685

Tenant security deposits                        62,986
79,220

Deferred income tax assets                   3,992,000
3,992,000



Property, Buildings &

  Equipment

Land                                     $     420,221     $
452,061

Buildings                                    4,581,964
5,217,808

Equipment and furnishings                    1,372,078
1,397,097

Construction in progress                       299,057
317,124



  Total Property, Buildings and

    Equipment                            $   6,673,320     $
7,384,090

  Accumulated Depreciation                  (2,309,023)
(2,447,881)



  Total Property, Buildings and

    Equipment, Net of Accumulated

    Depreciation                         $   4,364,297     $
4,936,209





      Total Assets                       $  17,931,572     $
19,036,687





                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                LIABILITIES




                                                1996
1995


Accounts payable and accrued expenses     $     384,431    $
419,924

Accrued estimated costs related to

  developed lots and townhouses sold            344,006
267,973

Mortgage payable                              2,024,683
1,645,985

Customer deposits and advances                   70,128
61,714

Tenant security deposits                         62,986
79,220

Legal settlement payable
175,000

General unsecured subordinated debt          10,067,744
10,406,981





    Total Liabilities                     $  12,953,978    $
13,056,797










                          SHAREHOLDERS' EQUITY


Common stock, $1 par value,

  10,000,000 shares authorized,

  2,905,682 and 2,905,960 shares

  issued and outstanding                  $  2,905,682     $
2,905,960

Additional Paid In Capital                  49,713,982
51,375,083

Shareholders' Deficit - excess of

  non-discharged debt over assets

  on November 7, 1987 (Date of

reorganization)                            (52,235,399)
(52,240,537)

Retained earnings, since

  November 7, 1987 (Date

  of reorganization)                         4,593,329
3,939,384

    Total Shareholders' Equity            $  4,977,594     $
5,979,890



      Total Liabilities and

       Shareholders' Equity               $ 17,931,572     $
19,036,687





           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                   DETAILS OF OTHER OPERATING EXPENSES,

         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE

            FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995


                                                 1996
1995


Other Operating Expenses

Payroll, payroll taxes and benefits         $    146,711    $
148,923

Repairs & maintenance                             42,683
43,442

Utilities                                         33,362
25,064

Insurance                                         34,200
39,600

Property taxes                                    27,753
54,695

Other operating supplies & services               18,327
31,322



Total Other Operating Expenses              $    303,036    $
343,046



  Less Costs Capitalized To

    Development and House Construction          (148,624)
(130,740)



      Net Operating Expenses                $    154,412    $
212,306





General And Administrative Expenses

Payroll, payroll taxes and benefits         $     92,175    $
106,706

Professional fees                                 49,621
24,411

Professional fees related to litigation

  and pre-reorganization issues                   27,672
33,332

Other general and administrative

  expenses                                        64,495
84,913

Total General and Administrative

  Expenses                                  $    233,963    $
249,362



  Less Costs Capitalized To

    Development and Construction                  (9,528)
(13,149)



  Net General and Administrative

      Expenses                              $    224,435    $
236,213





Interest Expense

  Total Interest Expense                    $     48,788    $
37,609



  Less Interest Capitalized to

    Development and House

    Construction                            $    (28,191)   $
(19,276)



  Net Interest Expense                      $     20,597    $
18,333





          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995


                                                1996
1995


Gross Revenue

Apartment rentals                          $    186,493    $
254,450

Fees & other operating income                    17,056
16,438

Water revenue                                    32,360
29,618

Developed lot and house sales                 1,356,310
1,976,176

Townhouse unit sales                            647,569
983,454



                                           $  2,239,788    $
3,260,136

Costs & Expenses

Cost of Developed Lots &

  Houses Sold                              $  1,159,461    $
1,698,973



Cost of Townhouses Sold                    $    343,587    $
466,822



Other Operating Expenses*                  $    154,412    $
212,306



General & Administrative Expenses*         $    224,435    $
236,213



Depreciation Expense                       $     84,940    $
96,075



     Operating Income                      $    272,953    $
549,747





Interest Expense*                          $    (20,597)   $
(18,333)

Interest Income                            $     13,190    $
39,645





Net Income                                 $    265,546    $
571,059







Weighted Average Shares Outstanding           2,905,682
2,905,682



Earnings per Share                                  .08
 .16




* See details on following page.





           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                   DETAILS OF OTHER OPERATING EXPENSES,

         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE

             FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995


                                                 1996
1995


Other Operating Expenses

Payroll, payroll taxes and benefits         $    321,212    $
294,798

Repairs & maintenance                             77,052
93,062

Utilities                                         53,923
42,895

Insurance                                         68,400
80,875

Property taxes                                    65,951
102,650

Other operating supplies & services               37,292
52,640



Total Other Operating Expenses              $    623,830    $
666,920



  Less Costs Capitalized To

    Development and House Construction          (299,734)
(258,736)



      Net Operating Expenses                $    324,096    $
408,184





General And Administrative Expenses

Payroll, payroll taxes and benefits         $    206,643    $
217,310

Professional fees                                 91,002
71,086

Professional fees related to litigation

  and pre-reorganization issues                   42,279
123,513

Other general and administrative

  expenses                                       127,882
142,888

Total General and Administrative

  Expenses                                  $    467,806    $
554,797



  Less Costs Capitalized To

    Development and Construction                 (19,056)
(26,298)



  Net General and Administrative

      Expenses                              $    448,750    $
528,499





Interest Expense

  Total Interest Expense                    $    100,896    $
77,037



  Less Interest Capitalized to

    Development and House

    Construction                            $    (53,151)   $
(46,644)



  Net Interest Expense                      $     47,745    $
30,393







            SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995


                                                1996
1995


Gross Revenue

Apartment rentals                          $     391,845   $
534,239

Fees & other operating income                     33,970
34,957

Water revenue                                     64,390
58,953

Developed lot and house sales                  2,453,052
3,492,033

Townhouse unit sales                           1,455,044
1,622,396



                                           $   4,398,301   $
5,742,578

Costs & Expenses

Cost of Developed Lots &

  Houses Sold                              $   2,059,845   $
2,997,322



Cost of Townhouses Sold                    $     716,212   $
766,185



Other Operating Expenses*                  $     324,096   $
408,184



General & Administrative Expenses*         $     448,750   $
528,499



Depreciation Expense                       $     178,738   $
200,330



     Operating Income                      $     670,660   $
842,058



Interest Expense*                          $     (47,745)  $
(30,393)

Interest Income                            $      31,030   $
86,430



Income Before

  Provision for Income Taxes               $     653,945   $
898,095



Provision for Income Taxes                 $           0   $
12,000



Net Income                                 $     653,945   $
886,095







Weighted Average Shares Outstanding           2,905,682
2,905,682



Earnings per Share                                  .19
 .25




* See details on following page.





           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995


                                                1996
1995


Cash Flows From Operating Activities:

Net income                                 $     653,945    $
886,095

Provision for income taxes
12,000

Depreciation                                     178,738
200,330

Capitalized development costs incurred          (662,342)
(259,828)

Capitalized construction

  costs incurred                              (1,524,398)
(1,938,267)

Cost of lots & houses sold                     1,938,021
2,809,074

Changes in other assets & liabilities:

  Restricted cash                                184,550
(2,085)

  Mortgage notes receivable                       59,696
618,233

  Other assets                                   173,935
159,309

  Other liabilities                             (142,280)
(239,533)

Net Cash Flows From Operating Activities   $     859,865    $
2,245,328



Cash Flows From Investing Activities:

Additions to property, buildings and

  equipment                                $     (36,857)   $
(501,213)

Sale of property, buildings & equipment          430,031
510,764

Total Cash Flows From Investing Activities $     393,174    $
9,551



Cash Flows From Financing Activities:

Repayment of investor debt                 $    (339,237)
$(1,637,861)

Return of capital to shareholders             (1,656,241)
(340,032)

Repayment of mortgages payable                  (371,302)
(26,152)

Proceeds of new mortgage                         750,000


Total Cash Flows From Financing Activities $  (1,616,780)
$(2,004,045)

Net Decrease in Cash And

  Temporary Investments                    $    (363,741)   $
250,834

Cash & Temporary Investments,

  Beginning of Period                      $   1,208,806    $
2,488,891

Cash & Temporary Investments,

  End of Period                            $     845,065    $
2,739,725



Interest Expense Included in Net Income

  From Operating Activities Above          $      47,745    $
30,393

Interest Paid & Included in Capitalized

  Development Costs & Houses Under

  Construction                             $      53,151    $
46,644



    Total Interest Paid                    $     100,896    $
77,037



Supplemental Schedule of Noncash

  Investing and Financing Activities:

  Pre-November 7, 1987 shareholder

    adjustment                             $       5,138
   0





           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS,

                 SHAREHOLDERS' DEFICIT, COMMON STOCK, AND

                        ADDITIONAL PAID IN CAPITAL

                         FOR THE SIX MONTHS ENDED

                              APRIL 30, 1996


                CONSOLIDATED STATEMENT OF RETAINED EARNINGS


Retained earnings - beginning                          $
3,939,384



Net income for the six months

  ended April 30
653,945



Retained earnings - ending                             $
4,593,329




              CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT


Shareholders' deficit - excess of

  non-discharged debt over assets on

  November 7, 1987 (Date of

  reorganization) - beginning                          $
(52,240,537)



Pre-November 7, 1987 shareholder adjustment
5,138



Shareholders' deficit - excess of

  non-discharged debt over assets on

  November 7, 1987 (Date of

  reorganization) - ending                             $
(52,235,399)




                  CONSOLIDATED STATEMENT OF COMMON STOCK


Common stock - beginning                               $
2,905,960



Pre-November 7, 1987 shareholder adjustment
(278)



Common stock - ending                                  $
2,905,682




           CONSOLIDATED STATEMENT OF ADDITIONAL PAID IN CAPITAL


Additional paid in capital - beginning                 $
51,375,083



Pre-November 7, 1987 shareholder adjustment
(4,860)



Return of capital distribution to shareholders
(1,656,241)



Additional paid in capital - ending                    $
49,713,982




                   SEVEN FIELDS DEVELOPMENT (PA), INC.

                       NOTES TO FINANCIAL STATEMENTS

             FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995





Basis of Presentation



The financial statements included herein have been prepared by the

Registrant, without audit, for filing with the Securities and Exchange

Commission pursuant to the rules and regulations of said commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects adjustments comprising normal recurring accruals which in the opinion of the Registrant are necessary for the fair statement of the results for the periods indicated. This financial information should be read in conjunction with financial statements and notes thereto included in the Registrant's Annual Report for the two years ended

October 31, 1995.



For comparative purposes certain 1995 amounts have been reclassified to conform to the presentation adopted in 1996.



Principles of Consolidation



The consolidated financial statements include the accounts of Seven Fields

Development (PA), Inc. and its wholly-owned subsidiaries, Seven
Fields

Development Company (a Pennsylvania Business Trust), Seven Fields
Development

(Del), Inc., and Seven Fields Management, Inc. The companies were formed pursuant to a plan of reorganization approved by the shareholders of Seven

Fields Development Corporation at the annual shareholders meeting on March

31, 1995.



All significant intercompany transactions have been eliminated from the consolidated financial statements.



Minority Interest Adjustment and Earnings Per Share



The balance sheet of Seven Fields Development(PA), Inc. does not reflect the minority interest of those shareholders of Seven Fields Development

Corporation who did not accept the exchange offer with Seven Fields

Development(PA), Inc., but instead received trust shares. Under generally accepted accounting principles, it is not appropriate to reflect a negative

(i.e., a debit balance) minority interest in a balance sheet.
Similarly,

there is no minority interest provision reflected in the statement of operations because of such capital deficiency. Although earnings accrue to the benefit of the minority shareholders of the Trust, no such minority interest can be reflected in the statement of operations as long as the Trust continues to have a capital deficiency, and as a result a negative minority interest.

                       Notes to Financial Statements for the Six
Months

                       Ended April 30, 1996 and 1995 (Con't)







Minority Interest Adjustment and Earnings Per Share (Con't)



Earnings per share have been calculated to give effect to the earnings which accrue to the benefit of the minority shareholders although under generally accepted accounting principles such minority interests may not be reflected in the balance sheet or statement of operations so long as the capital deficiency exists in the Trust.



The computation of earnings per share for the three months ended
April 30,

1996 and 1995 is as follows:

[CAPTION]

                                                1996           1995

   [S]                                     [C]             [C]

   Net Income                              $  265,546      $
571,059

   Less Net Income Accruing to

    Minority Interest in Seven

    Fields Development Company                 44,114
94,868



   Net Income Applicable to Seven Fields

   (PA), Inc. Shareholders                 $  221,432      $
476,191



   Weighted Average Shares Outstanding      2,905,682
2,905,682



   Earnings Per Share                             .08
 .16



The computation of earnings per share for the six months ended
April 30, 1996

and 1995 is as follows:

[CAPTION]

                                               1996           1995

   [S]                                     [C]            [C]

   Net Income                              $  653,945     $
886,095

   Less Net Income Accruing to

    Minority Interest in Seven

    Fields Development Company                108,637
147,204



   Net Income Applicable to Seven Fields

    (PA), Inc. Shareholders                $  545,308     $
738,891



   Weighted Average Shares Outstanding      2,905,682
2,905,682



   Earnings Per Share                             .19
 .25



Weighted average number of shares are adjusted to reflect retroactive changes related to settlements with shareholders relating to the Corporation's reorganization on November 7, 1987.

Part I - Item 2        Management Discussion and Analysis of
Financial

                       Condition and Results of Operations









Financial Condition



The Company's financial condition improved due to generation of net profit of

$653,945 in the first six months of 1996. The Company granted a $1.0 million mortgage to Integra Bank on its property in the Northridge Manor subdivision in order to secure a $1.0 million dollar line of credit. The line of credit shall be used to fund home construction in such subdivision;
however, to date

no amounts have been borrowed under this line. The Company also granted a mortgage to PNC Bank on the office building to secure a term loan in the amount of $750,000. One mortgage note receivable was sold, generating approximately $58,000 of additional cash. The proceeds of the PNC loan, sale of the mortgage and other cash generated through operations and sales served to fund the partial repayment of investor debt in the amount of $339,237 and return of capital to shareholders in the amount of $1,656,241.
Approximately

$326,000 in additional principal payments was paid to PNC Bank to release collateral from townhouse units in preparation for their sale.



Inventory at the end of the second quarter of 1996 consisted of seventeen single family homes in various stages of construction including two model homes, four homes under agreement of sale, and eleven homes available for sale. Also included in inventory are five multi-family homes, all of which are available for sale. Fourteen townhouse units are under construction, of which two are models, five are under agreement of sale and seven are available for sale.





Results of Operations for Six Month Periods



In 1996, gross revenue from apartment rentals decreased from the prior year's period by $142,394 due to the sale of such units. Since 20 of these townhouse units were sold in 1996 and 23 were sold in 1995, gross revenue from townhouse unit sales decreased in 1996 by $167,352. Developed lot and house sales decreased from 1995 to 1996 by $1,038,981 due to sales of ten lots,

five houses and seven multi-family units in 1996, compared with five lots,

nine houses, and twelve multi-family units a year earlier.
Management

believes that severe winter weather conditions in the area caused the lower sales volumes. As a result of the above and other minor variations, total gross revenue in the six month period decreased by $1,344,277 from the prior year's period.



Costs of developed lots and houses sold decreased by $937,477 from 1995 and cost of townhouses sold decreased by $49,973 from 1995; both such variations are due to corresponding proportionate changes in sales volumes.

Part I - Item 2(Con't)     Management Discussion and Analysis of
Financial

                           Condition and Results of Operations









Results of Operations for Six Month Periods (Con't)



Other operating expenses decreased by $84,088 when compared with 1995 due primarily to greater capitalization of costs to home construction and decrease of expense because of townhouse sales. General and administrative expenses also decreased by $79,749. Most of such decrease is a result of final settlement of all litigation with a predecessor principal early in the first quarter of 1996.



Interest expense increased in 1996 over 1995 by $17,352 due primarily to the new mortgages granted in the first quarter, while interest income also decreased by $55,400 because of mortgage notes receivable that existed in the prior year's period and because of lower average cash balances in 1996.

Part II - Item 1     Legal Proceedings



All previously reported litigation between the Company and Thomas
Reilly,

Barbara Reilly, East Pointe Construction Company and TWBJT Realty
Corporation

("the predecessors") has been settled. The Company received clear title to the Moon Township property. The Company and the predecessors have agreed to be bound by the Court's determination as to title to the 45 acres located in

Adams Township. The horse escrow account was dissolved with
$175,000

distributed to the predecessors and the remainder released to the Company.

The litigation pending in Butler County, Pennsylvania, initiated by the predecessors against the Company's Board of Directors, was dismissed with prejudice. All other outstanding disputes between the predecessors, including counterclaims filed by the predecessors against the Company, were terminated.

Part II - OTHER INFORMATION



Item 6.       Exhibits and Other Reports on Form 8-K



    (a) Exhibits

              None



    (b) Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended

              April 30, 1996.

                                SIGNATURES











Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                          Seven Fields Development (PA), Inc.







Date:_________________  By:_______________________________________

                           George K. Wright, Vice-President







Date:_________________  By:_______________________________________

                           Roman Polnyj, Chief Financial Officer