Form 10QSB
period 1996-07-31
SEVEN FIELDS DEVELOPMENT PA INC
filed 1996-09-09
CIK 931429

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
      For the quarterly period ended July 31, 1996.

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

  Yes  XX            No ____


                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
          As of August 20,1996 there were 2,905,682 shares of the issuer's $1.00 par value common stock outstanding.


Transitional Small Business Disclosure Format
  Yes ____           No  XX


             SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES


                                Form 10-QSB

             FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995


                     PART I  -  Financial Information



The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item 1  -  Financial Statements


           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 AS OF JULY 31, 1996 AND OCTOBER 31, 1995
                                 ASSETS

                                                1996            1995
Cash                                      $      3,153     $      2,887
Temporary investments                          525,446        1,205,919
  Total Cash & Temporary Investments      $    528,599     $  1,208,806

Certificate of deposit                    $     47,548     $     23,885
Cash escrow - horses                                            184,550
Accounts and notes receivable, net of
  allowances of $70,899 and $58,308            178,000          241,601
Mortgage notes receivable                       62,591          186,681
Capitalized development costs                4,310,318        2,944,303
Capitalized house construction costs         2,311,569        1,961,255
Prepaid expenses and deposits                  228,717          282,492
Property not currently under
  development                                2,502,721        2,995,685
Tenant security deposits                        55,292           79,220
Deferred income tax assets                   3,992,000        3,992,000

Property, Buildings &
  Equipment
Land                                     $     401,117     $    452,061
Buildings                                    4,200,457        5,217,808
Equipment and furnishings                    1,386,781        1,397,097
Construction in progress                       296,953          317,124

  Total Property, Buildings and
    Equipment                            $   6,285,308     $  7,384,090
  Accumulated Depreciation                  (2,195,012)      (2,447,881)

  Total Property, Buildings and
    Equipment, Net of Accumulated
    Depreciation                         $   4,090,296     $  4,936,209


      Total Assets                       $  18,307,651     $ 19,036,687

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                LIABILITIES

                                                1996            1995
Accounts payable and accrued expenses     $     108,506    $    419,924
Accrued estimated costs related to
  developed lots and townhouses sold            384,624         267,973
Mortgage payable                              1,991,830       1,645,985
Customer deposits and advances                  161,748          61,714
Tenant security deposits                         55,292          79,220
Legal settlement payable                                        175,000
General unsecured subordinated debt          10,067,744      10,406,981


    Total Liabilities                     $  12,769,744    $ 13,056,797

                          SHAREHOLDERS' EQUITY
Common stock, $1 par value,
  10,000,000 shares authorized,
  2,905,682 and 2,905,960 shares
  issued and outstanding                  $  2,905,682     $  2,905,960
Additional Paid In Capital                  49,713,983       51,375,083
Shareholders' Deficit - excess of
  non-discharged debt over assets
  on November 7, 1987 (Date of
  reorganization)                          (52,235,399)     (52,240,537)
Retained earnings, since
  November 7, 1987 (Date
  of reorganization)                         5,153,641        3,939,384
    Total Shareholders' Equity            $  5,537,907     $  5,979,890

      Total Liabilities and
       Shareholders' Equity               $ 18,307,651     $ 19,036,687

          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995
                                                1996            1995
Gross Revenue
Apartment rentals                          $    173,204    $    231,945
Fees & other operating income                    17,582          33,828
Water revenue                                    34,959          32,121
Developed lot and house sales                 1,527,583         994,081
Townhouse unit sales                            913,876       1,015,202

                                           $  2,667,204    $  2,307,177
Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $  1,206,654    $    882,547

Cost of Townhouses Sold                    $    456,054    $    503,133

Other Operating Expenses*                  $    214,798    $    238,148

General & Administrative Expenses*         $    155,495    $    339,754

Depreciation Expense                       $     74,547    $     84,692

     Operating Income                      $    559,656    $    258,903


Interest Expense*                          $    (12,598)   $    (26,230)
Interest Income                            $     13,254    $     40,260


Net Income                                 $    560,312    $    272,933

Earnings per Share                               .16             .08

Weighted Average Shares Outstanding           2,905,682       2,905,682

* See details on following page.

                SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
             FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995
                                                 1996           1995
Other Operating Expenses
Payroll, payroll taxes and benefits         $    183,634    $   194,962
Repairs & maintenance                             77,029         64,345
Utilities                                         32,791         24,585
Insurance                                         34,200         38,898
Property taxes                                    40,615         40,879
Other operating supplies & services               14,791         26,451

Total Other Operating Expenses              $    383,060    $   390,120

  Less Costs Capitalized To
    Development and House Construction          (168,262)      (151,972)

      Net Operating Expenses                $    214,798    $   238,148


General And Administrative Expenses
Payroll, payroll taxes and benefits         $     94,810    $    93,999
Professional fees                                 16,138         10,611
Professional fees related to litigation
  and pre-reorganization issues                      800        176,477
Other general and administrative
  expenses                                        53,275         71,816
Total General and Administrative
  Expenses                                  $    165,023    $   352,903

  Less Costs Capitalized To
    Development and Construction                  (9,528)       (13,149)

  Net General and Administrative
      Expenses                              $    155,495    $   339,754


Interest Expense
  Total Interest Expense                    $     42,025    $    38,571

  Less Interest Capitalized to
    Development and House
    Construction                            $    (29,427)   $   (12,341)

  Net Interest Expense                      $     12,598    $    26,230

            SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995
                                                1996            1995
Gross Revenue
Apartment rentals                          $     565,049   $    766,184
Fees & other operating income                     51,552         68,785
Water revenue                                     99,349         91,074
Developed lot and house sales                  3,980,635      4,486,114
Townhouse unit sales                           2,368,920      2,637,598

                                           $   7,065,505   $  8,049,755
Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $   3,266,499   $  3,879,869

Cost of Townhouses Sold                    $   1,172,266   $  1,269,318

Other Operating Expenses*                  $     538,894   $    646,332

General & Administrative Expenses*         $     604,245   $    873,253

Depreciation Expense                       $     253,285   $    285,022

     Operating Income                      $   1,230,316   $  1,095,961

Interest Expense*                          $     (60,343)  $    (56,623)
Interest Income                            $      44,284   $    126,690

Net Income                                 $   1,214,257   $  1,166,028

Earnings per Share                                .35            .33

Weighted Average Shares Outstanding           2,905,682       2,905,682

* See details on following page.

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
             FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995
                                                 1996           1995
Other Operating Expenses
Payroll, payroll taxes and benefits         $    504,846    $   489,760
Repairs & maintenance                            154,081        157,407
Utilities                                         86,714         67,480
Insurance                                        102,600        119,773
Property taxes                                   106,566        143,529
Other operating supplies & services               52,083         79,091

Total Other Operating Expenses              $  1,006,890    $ 1,057,040

  Less Costs Capitalized To
    Development and House Construction          (467,996)      (410,708)

      Net Operating Expenses                $    538,894    $   646,332


General And Administrative Expenses
Payroll, payroll taxes and benefits         $    301,453    $   311,309
Professional fees                                107,140         81,697
Professional fees related to litigation
  and pre-reorganization issues                   43,079        299,990
Other general and administrative
  expenses                                       181,157        219,704
Total General and Administrative
  Expenses                                  $    632,829    $   912,700

  Less Costs Capitalized To
    Development and Construction                 (28,584)       (39,447)

  Net General and Administrative
      Expenses                              $    604,245    $   873,253


Interest Expense
  Total Interest Expense                    $    142,921    $   115,608

  Less Interest Capitalized to
    Development and House
    Construction                            $    (82,578)   $   (58,985)

  Net Interest Expense                      $     60,343    $    56,623

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS,
                 SHAREHOLDERS' DEFICIT, COMMON STOCK, AND
                        ADDITIONAL PAID IN CAPITAL
                         FOR THE NINE MONTHS ENDED
                               JULY 31, 1996
                CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Retained earnings - beginning                          $     3,939,384

Net income for the nine month period                         1,214,257
 ended July 31

Retained earnings - ending                             $     5,153,641
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
Shareholders' deficit - excess of
  non-discharged debt over assets on
  November 7, 1987 (Date of
  reorganization) - beginning                          $   (52,240,537)

Pre-November 7, 1987 shareholder adjustment                      5,138

Shareholders' deficit - excess of
  non-discharged debt over assets on
  November 7, 1987 (Date of
  reorganization) - ending                             $   (52,235,399)

                  CONSOLIDATED STATEMENT OF COMMON STOCK
Common stock - beginning                               $     2,905,960

Pre-November 7, 1987 shareholder adjustment                       (278)

Common stock - ending                                  $     2,905,682

           CONSOLIDATED STATEMENT OF ADDITIONAL PAID IN CAPITAL
Additional paid in capital - beginning                 $    51,375,083

Pre-November 7, 1987 shareholder adjustment                     (4,860)

Return of capital distribution to shareholders              (1,656,240)

Additional paid in capital - ending                    $    49,713,983

               SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995
                                                1996            1995
Cash Flows From Operating Activities:
Net income                                 $   1,214,257    $ 1,166,028
Depreciation                                     253,285        285,022
Capitalized development costs incurred        (1,642,929)    (1,109,729)
Capitalized construction
  costs incurred                              (2,453,546)    (2,895,857)
Cost of lots & houses sold                     2,873,110      3,491,047
Changes in other assets & liabilities:
  Restricted cash                                184,550         (2,085)
  Mortgage notes receivable                      124,090        620,425
  Other assets                                   117,641        299,818
  Other liabilities                             (293,660)       141,775
Net Cash Flows From Operating Activities   $     376,798    $ 1,996,444

Cash Flows From Investing Activities:
Additions to property, buildings and
  equipment                                $     (99,681)   $(1,088,591)
Sale of property, buildings & equipment          692,309        838,588
Total Cash Flows From Investing Activities $     592,628    $  (250,003)

Cash Flows From Financing Activities:
Repayment of investor debt                 $    (339,237)   $  (386,463)
Return of capital to shareholders             (1,656,241)    (1,638,014)
Repayment of mortgages payable                  (404,155)       (39,930)
Proceeds of new mortgage                         750,000
Total Cash Flows From Financing Activities $  (1,649,633)   $(2,064,407)
Net Decrease in Cash And
  Temporary Investments                    $    (680,207)   $  (317,966)
Cash & Temporary Investments,
  Beginning of Period                      $   1,208,806    $ 2,488,891
Cash & Temporary Investments,
  End of Period                            $     528,599    $ 2,170,925

Interest Expense Included in Net Income
  From Operating Activities Above          $      60,343    $    56,623
Interest Paid & Included in Capitalized
  Development Costs & Houses Under
  Construction                             $      82,578    $    58,985

    Total Interest Paid                    $     142,921    $   115,608

Supplemental Schedule of Noncash
  Investing and Financing Activities:
  Pre-November 7, 1987 shareholder
    adjustment                             $       5,138

                   SEVEN FIELDS DEVELOPMENT (PA), INC.
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995


Basis of Presentation

The financial statements included herein have been prepared by the Registrant, without audit, for filing with the Securities and Exchange Commission pursuant to the rules and regulations of said commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects adjustments comprising normal recurring accruals which in the opinion of the Registrant are necessary for the fair statement of the results for the periods indicated. This financial information should be read in conjunction with financial statements and notes thereto included in the Registrant's Annual Report for the two years in the period ended October 31, 1995.

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

                   SEVEN FIELDS DEVELOPMENT (PA), INC.
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995


Minority Interest Adjustment and Earnings Per Share (Con't)

Earnings per share have been calculated to give effect to the earnings which accrue to the benefit of the minority shareholders although under generally accepted accounting principles such minority interests may not be reflected in the balance sheet or statement of operations so long as the capital deficiency exists in the Trust.

The computation of earnings per share for the three months ended July 31, 1996 and 1995 is as follows:
[CAPTION]
                                                1996           1995
   [S]                                     [C]             [C]
   Net Income                              $  560,312      $ 272,933
   Less Net Income Accruing to
    Minority Interest in Seven
    Fields Development Company                 93,083         46,399

   Net Income Applicable to Seven Fields
   (PA), Inc. Shareholders                 $  467,229      $ 226,534

   Earnings Per Share                          .16            .08

   Weighted Average Shares Outstanding      2,905,682      2,905,682


The computation of earnings per share for the nine months ended July 31, 1996 and 1995 is as follows:
[CAPTION]
                                               1996           1995
   [S]                                     [C]            [C]
   Net Income                              $1,214,257     $1,166,028
   Less Net Income Accruing to
    Minority Interest in Seven
    Fields Development Company                201,720        198,225

   Net Income Applicable to Seven Fields
    (PA), Inc. Shareholders                $1,012,537     $  967,803

   Earnings Per Share                          .35            .33

   Weighted Average Shares Outstanding      2,905,682      2,905,682


Weighted average number of shares are adjusted to reflect retroactive changes related to settlements with shareholders relating to the Corporation's reorganization on November 7, 1987.

Part I - Item 2                  Management Discussion and Analysis of Financial
                                 Condition and Results of Operations


Financial Condition

The Company's financial condition improved due to generation of net profit of $1,214,257 in the first nine months of 1996. The Company granted a $1.0 million mortgage to Integra Bank on its property in the Northridge Manor subdivision in order to secure a $1.0 million dollar line of credit. The line of credit shall be used to fund home construction in such subdivision; however, to date no amounts have been borrowed under this line. The Company also granted a mortgage to PNC Bank on the office building to secure a term loan in the amount of $750,000. Two mortgage notes receivable were sold, generating approximately $124,000 of additional cash. The Company entered into a loan commitment with Castle Creek Homeowners Association, Inc. to lend up to $135,000 for capital improvements to be repaid within five years. No funds have been drawn on the loan to date. The proceeds of the PNC loan, sale of the mortgages and other cash generated through operations and sales served to fund the partial repayment of investor debt in the amount of $339,237 and return of capital to shareholders in the amount of $1,656,241. Approximately $326,000 in additional principal payments was paid to PNC Bank to release collateral from townhouse units in preparation for their sale.

Inventory at the end of the second quarter of 1996 consisted of nineteen single family homes in various stages of construction including two model homes, ten homes under agreement of sale, and seven homes available for sale. Also included in inventory are three multi-family homes, all of which are available for sale. Fourteen townhouse units are under construction, of which two are models, five are under agreement of sale and seven are available for sale.

Results of Operations for Nine Month Periods

In 1996, gross revenue from apartment rentals decreased from the prior year's period by $201,135 due to the sale of such units. Since 32 of these townhouse units were sold in 1996 and 37 were sold in 1995, gross revenue from townhouse unit sales decreased in 1996 by $268,678. Developed lot and house sales decreased from 1995 to 1996 by $505,479 due to sales of sixteen lots, seven houses and thirteen multi-family units in 1996, compared with seven lots, eleven houses, and sixteen multi-family units a year earlier. Management believes that severe winter weather conditions in the area caused the lower sales volumes. As a result of the above and other minor variations, total gross revenue in the nine month period decreased by $984,250 from the prior year's period.

Costs of developed lots and houses sold decreased by $613,370 from 1995 and cost of townhouses sold decreased by $97,052 from 1995; both such variations are due primarily to corresponding proportionate changes in sales volumes.

Part I - Item 2 (Con't)          Management Discussion and Analysis of Financial
                                 Condition and Results of Operations

Results of Operations for Nine Month Periods (Con't)

Other operating expenses decreased by $107,438 when compared with 1995 due primarily to greater capitalization of costs to home construction and decrease of expense because of townhouse sales. General and administrative expenses also decreased by $269,008. Most of such decrease is a result of final settlement of all litigation with a predecessor principal early in the first quarter of 1996.

Gross interest expense increased in 1996 over 1995 by $27,313 due primarily to the new mortgages granted in the first quarter, while interest income decreased by $82,406 because of mortgage notes receivable that existed in the prior year's period and because of lower average cash balances in 1996.

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

Part II - OTHER INFORMATION

Item 6.       Exhibits and Other Reports on Form 8-K

    (a) Exhibits
              None

    (b) Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended July 31, 1996.

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