Form 10KSB
period 1996-10-31
SEVEN FIELDS DEVELOPMENT PA INC
filed 1997-02-24
CIK 931429

U.S. Securities and Exchange Commission
Washington, D.C.  20549
Form 10-KSB
  (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
          For the fiscal year ended October 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from ...... to .......
                  Commission file number

             SEVEN FIELDS DEVELOPMENT (PA), INC.
        (Name of small business issuer in its charter)
          Pennsylvania                      25-1752570
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)        Identification No.)

        2200 GARDEN DRIVE, SUITE 200, MARS, PA  16046-7846
               (Address of principal executive offices)
                          (Zip Code)

  Issuer's telephone number (412) 776-5070
  Securities registered under Section 12(b) of the Exchange Act:

  Title of each class

  Name of each exchange on which registered

  Securities registered under Section 12(g) of the Exchange Act:

              Common Stock, par value $1.00 per share
                       (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.
Yes X    No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year: $10,288,781.

The aggregate market value of the issuer's voting stock held by non-affiliates as of January 24, 1997 is indeterminable. There is no known market for the issuer's common stock, and the terms of any private sales of such common stock which did occur are not known to the issuer.

As of January 24, 1997 there were 2,905,682 shares of the issuer's common stock outstanding.

             DOCUMENTS INCORPORATED BY REFERENCE

                             NONE

Transitional Small Business Disclosure Format (check one):

Yes    ;  No  X

PART I

Item 1.  Description of Business

Background and Reorganization
Seven Fields Development (PA), Inc. (the "Company" or "Seven Fields PA") is a Pennsylvania corporation which, through its indirect, majority-owned subsidiary, Seven Fields Development Company, a Pennsylvania business trust (the "Trust"), engages in the business of managing multi-family residential rental units and developing and selling real estate in the western Pennsylvania area.

The Company was incorporated by Seven Fields Development Corporation (the "Corporation") in 1994 as part of the Corporation's comprehensive plan
(the "Reorganization Plan") to reorganize the Corporation from a Pennsylvania business corporation into a Pennsylvania business trust (the "1995 Reorganization"). Pursuant to the Reorganization Plan, the following actions were taken:

(1) The Company made an offer (the "Exchange Offer") to acquire all of the outstanding shares of common stock of the Corporation ("Corporation Stock") and all outstanding general unsecured subordinated debt of the Corporation ("Corporation Debt") in exchange for shares of common stock of the Company ("Company Stock") on the basis of one share of Company Stock for each unit consisting of a combination of one share of Corporation Stock plus $19 original principal amount of Corporation Debt.

(2) The Corporation formed Seven Fields (DEL), Inc. ("Seven Fields DEL") as a wholly owned subsidiary of the Company and formed the Trust as a Pennsylvania business trust.

(3) The Corporation formed Seven Fields Management, Inc. as a wholly-owned subsidiary of the Company to be the sole trustee of the Trust.

(4) The Corporation and the Trust entered into an Agreement of Plan of Merger (the "Merger Agreement") pursuant to which the Corporation merged with and into the trust and each shareholder of the Corporation received one share of beneficial interest in the Trust (a "Trust Share") in exchange for each share of Corporation Stock held of record.

(5) Each of the Company, the Trust, Seven Fields DEL and Seven Fields Management adopted plans of liquidation.

In accordance with the Reorganization Plan, shareholders of the Corporation were asked to approve the proposed Merger and to accept the Exchange Offer. Holders of approximately 83% of the outstanding Corporation Stock and Corporation Debt accepted the Exchange Offer and received shares of Company Stock in exchange thereof. The Merger was approved by the shareholders of the Corporation at the Corporation's annual meeting held on March 31, 1995, and on April 30, 1995, the Exchange Offer and the Merger were consummated. In the Merger, those holders of Corporation Stock and Corporation Debt who did not accept the Exchange Offer, together with the Company as the holder of all Corporation Stock tendered in the Exchange Offer, received Trust Shares in exchange for their Corporation Stock. Such persons also continue to hold their Corporation Debt which became an obligation of the Trust as a result of the Merger (hereinafter referred to as "Trust Debt" or "Investor Debt").

The purpose of the 1995 Reorganization was to consolidate the economic and voting interests of those Corporation shareholders who accepted the Exchange Offer into a single equity security, and to eliminate, on a consolidated entity basis, the large shareholders' deficit which was created as a result of the Corporation's reorganization under Chapter 11 of the Federal Bankruptcy Code on November 7, 1987.

The Company acts strictly as a holding company and is the sole shareholder of Seven Fields Management, which is the sole trustee of the Trust, and Seven Fields DEL, which owns approximately 83% of the outstanding Trust Shares and Trust Debt.

Seven Fields Development Corporation (November 7, 1987 through April 30,
1995)
The Corporation was the surviving corporation in the merger of four predecessor corporations (the "Predecessors") pursuant to an Amended Plan of Reorganization dated January 15, 1987 (the "Bankruptcy Plan"), which was approved and confirmed by order of the United States Bankruptcy Court for the Western District of Pennsylvania (the "Bankruptcy Court") entered October 21, 1987 (the "Confirmation Date").

The Predecessors had marketed and sold investments in multi-family residential housing developments in Western Pennsylvania. From 1976 to 1986, the Predecessors received approximately $57,000,000 of investment funds from over 2,600 investors (the "Investors"). Investors' investment balances, including reinvestment of returns, exceeded $69,000,000 when the Predecessors filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in 1986.

Pursuant to the Bankruptcy Plan, the stock and interests of the Predecessor's shareholders were canceled and the approximately 2,600 Investors received shares of Corporation Stock with a par value equal to 5% of their claims (approximately $3.5 million). The remaining 95% of the Investors' claims (approximately $66.6 million) were deemed to be general unsecured debt of the Corporation subordinated to existing liens and priorities and any future secured debt of the Corporation. Furthermore, the Bankruptcy Plan prohibited the holders of the Corporation Debt from filing any suit, taking any judgment or undertaking, continuing or completing any collection activities. Payment on the Corporation Debt would be determined and made from time to time by the Board of Directors of the Corporation as and when funds were available.

The Bankruptcy Plan further provided that the Corporation, as may be authorized by its Board of Directors, would periodically distribute available funds, without interest, in pro rata repayment of the claims of the Investors and that all activities of the Corporation would seek to achieve the goal of full payment of all claims of the Investors (the holders of Corporation Stock and Corporation Debt). The Trust, as the survivor to the Merger, remains subject to the Bankruptcy Plan.

Operating Activities (November 7, 1987 through October 31, 1996)
Since it commenced business on November 7, 1987, the Company, (unless otherwise indicated, Company, as used hereinafter, refers to the Company and its subsidiaries existing since November 7, 1987), had limited prior experience in managing rental properties, developing land or constructing dwelling units, has focused its attention primarily on the following activities:

1.  Managing, leasing and ultimately selling its rental properties.

2. Developing an organizational structure and recruiting personnel to manage the several diverse business activities of the Company.

3. Providing extensive information to federal agencies for pending litigation against certain former shareholders of the Predecessors and others.

4.  Negotiating with the Pennsylvania Department of Environmental
    Resources ("DER") and other governmental agencies and with the Seven Fields Borough to permit development of its Butler County, Pennsylvania property known as Seven Fields.

5. Developing and implementing a master development plan for the Seven Fields property.

6. Developing and selling its undeveloped property as individual residential and commercial lots.

7.  Constructing and selling homes.

The ultimate goal of the Company is to enhance the liquidation value of its assets so as to return to its stockholders the maximum amount at the earliest possible time.

In furtherance of its plan to liquidate, the Company is in the process of developing the unimproved land at Seven Fields for the purpose of building and selling residential and commercial units. In March 1991, the Company completed a Master Plan for development of Seven Fields. Seven Fields Borough agreed in concept with the Master Plan and on December 9, 1991 adopted a zoning ordinance which effectively implemented the Master Plan. The Master Plan consists of 18 separately identifiable parcels; of which seven are designated single family containing 260 acres, five are designated multifamily containing 59 acres, five are designated commercial containing 86 acres and one is designated high density containing five acres. In 1992, the Company acquired forty adjacent acres located in Cranberry Township that are designated for single family use.

In August 1990, the Company began construction of one single family home at Seven Fields under the trade name "Hawthorne Construction Company". During fiscal 1995, the Company began construction of nine homes and 21 multi-family units, sold 13 homes and 21 multi-family units and at October 31, 1995, had an inventory of nine homes and 21 multi-family units. And in fiscal 1996 the Company began construction of 18 additional homes and 23 multi-family units, sold 13 homes and 18 multi-family units, and at October 31, 1996 had 14 homes and 26 multi-family units either completed or under construction.

The Company's home construction activities have proceeded by subdivisions and phases. In the Brandywine Woods Subdivision, the Company is constructing single family homes having sales prices between $150,000 and $180,000. The Colonial Heights Subdivision is divided into three phases with single family homes ranging in price from $190,000 to $250,000. In the Company's Brandywine Commons Subdivision, the Company is constructing fourplex units which are being offered at prices ranging between $115,000 and $160,000. During 1995, the Company commenced development of the Northridge Manor Subdivision, a 45 lot single family home subdivision located on 17 acres north of Rt. 228, and the Georgetowne Manor Subdivision, a 77 unit townhouse subdivision located on 10 acres near the Company's existing townhouses. In 1996 development commenced in the Hawthorne
Commons Subdivision of 96 fourplex units and in the Northridge Estates Subdivision of 56 single family lots. Homes in the Northridge Manor Subdivision are expected to sell for prices ranging from $175,000 to $210,000, and townhouse units in the Georgetowne Manor Subdivision are being sold for $90,000 to $120,000. Homes in Hawthorne Commons and

Northridge Estates are expected to range in price between $140,000 and $170,000 and between $200,000 and $230,000 respectively. The Company is also offering its existing townhouses for sale at prices ranging between $70,500 and $80,900. The Company is doing all of the construction of the fourplexes and townhouses as well as 100% of the construction in the Northridge Manor Subdivision, 75% of the construction in the Brandywine Woods Subdivision, 20% of the construction in the Colonial Heights Subdivision and 10% in the Northridge Estates Subdivision. Approximately eight other builders are currently constructing homes at Seven Fields.

During fiscal 1994, the Company completed construction of a community swimming pool and bath house which was donated to the Borough of Seven Fields (the "Borough"). The Company also has developed and donated to Seven Fields Borough a playground and community center. In 1996 the Company completed development of baseball and soccer fields and sold them to the Borough. The costs of the land for the playground and community center, the swimming pool and other assets which were developed for the entire project and donated to the Borough, are treated as costs of the entire development and a proportionate part of each such cost is included in the cost of each lot sold.

In fiscal 1995, the Company completed construction of an office building at Seven Fields (the "Office Building"), began development of areas north of Rt. 228 for the first time, and developed and sold its first commercial lot. The Office Building, which consists of 9,434 usable square feet plus a garage-basement, is used as the Company's offices and maintenance facility. The Company leases one floor of the Office Building to the Borough as its municipal offices. The Company has granted the Borough an option to purchase the building at fair market value during the term of its five year lease. The Company, so as to facilitate its plans to develop the property north of Rt. 228, is expending significant amounts to make utility service available to such property. This cost, is being allocated to the subdivisions north of Rt. 228.

During fiscal 1996, improvements to the Mars-Crider Road, an important access road in Cranberry Township and Seven Fields Borough to the Company's subdivisions north of Route 228, were begun at a projected cost of $700,000. In addition, the Company has commenced discussions with several interested prospective buyers for five separate parcels of its commercial property and is in discussions with the Pennsylvania Department of Transportation ("PennDot") regarding possible required upgrade to Route 228 so as to facilitate planned development of the Company's commercial property north of Route 228. Any cost associated with any required upgrading of Route 228, will be allocated to the commercial properties north of Route 228.

The Company, under the name "Castle Creek Water Company", provides and charges the residents of Seven Fields Borough and parts of Cranberry and Adams Townships for water services under authority granted it by the Pennsylvania Public Utilities Commission ("PUC") on November 29, 1991.

The area in which Seven Fields is located has seen increasing residential and commercial development in the past few years due to its proximity to Pittsburgh, which is enhanced by Interstate 279 which directly connects the area to downtown Pittsburgh.

During fiscal 1995 demand for the Company's single family homes declined in response to the general imbalance of supply and demand of single family homes in the northern suburbs of Pittsburgh. In fiscal 1996, demand improved significantly, however, sales were slowed as a result of the severe winter and wet spring weather in 1996. Demand remained strong for the townhouses and the Brandywine Commons fourplex units. A general decline in interest rates has been beneficial to the Company in its development, however competition also continues to intensify. The Company's stature was enhanced by winning the 1995 "Top Community" award presented jointly by the Builder's Association and the Realtor's Association of Metropolitan Pittsburgh.

The real estate development business has substantial inherent risks, any of which might have a serious effect on the Company's future development plans. Most notably, these risks include possible new governmental regulations, or revised interpretation or application of existing regulations. Changes in the economy which might tend to reduce the demand for the Company's developed lots and houses are possible. Increased competition could occur from other developers or builders. Presently there are numerous other developments which are under construction and will provide substantial competition to the Company. A substantial increase in home mortgage interest rates historically has caused an almost immediate decline in demand for new housing, which could have a dramatic negative impact on the Company's plans.

The Company's prime property was carved from Cranberry Township, which has continued to be one of the higher growth areas and better real estate markets in Pennsylvania. The Company, via rental rate increases and the imposition of water service charges, has been able to raise rental rates at its Seven Fields property. Future economic stagnation, if it affects the southern Butler County area, could inhibit the Company's ability to sell its lots and houses in a timely manner. However, the Company believes it is well positioned to respond accordingly because of the phased nature of its development activities.

At this time, the business of the Company is not seasonal in nature, nor is it dependent upon any patents or trademarks. However, the ability of the Company to carry on the development of its most important property, Seven Fields, depends upon procuring the necessary governmental approvals, licenses and permits and in generating internally, or obtaining from outside sources sufficient capital to facilitate this development activity. The Company presently employs 34 full-time and 5 part-time employees.

Sources of materials required by the Company for its development and construction activities are ample. The Company purchases its materials from suppliers which sell primarily to the home construction industry in western Pennsylvania, and the Company is not dependent on any one supplier for its materials. The cost of materials in the home construction industry has historically fluctuated significantly on a national basis as a result of changes in supply and demand for particular meterials.

The Company incurrs significant cost so as to comply with various environmental laws. Such costs are considered a normal cost of operations and have not historically caused the Company's selling prices for lots and houses to be uncompetitive.

The Company has again deferred construction of its planned garden apartments, and except for approximately $500,000 to be spent in fiscal 1997 for general development purposes, its plans do not include any material capital expenditure except those planned costs related to the creation of lots and buildings to be sold in the near term. The estimated costs to be incurred during the period fiscal 1997-2001 for the development of residential and commerical lots and construction of residential and commercial building units is summarized on page 9.

The following schedules summarize the Company's capitalized development cost and its development plans for the five years ending October 31, 2001.

Capitalized Development And Construction Costs
Land Development

                           October 31, 1996
                                       Net              Unsold  Capitalized
                                       Acres   Lots     Units   Costs
Single Family
Colonial Heights Phases I, II and III  82      158        9     $   188,156
Brandywine Woods                       34       75        8         157,600
Northridge Manor                       17       45       38         709,665
Northridge Estates                     31       56       46       1,228,115

Multi Family

Brandywine Commons                      9       44        2          32,947
Georgetowne Manor                      10       77       69         785,994
Hawthorne Commons                      24       96       96       1,302,336

Commercial
Phase P                                18        6        5         394,705
Phase Q                                 5        3        1         202,935

Future Phases
  (Single, Multi Family & Commercial) 245        N/A      N/A     2,150,075

     Total Development                475        N/A      N/A   $ 7,152,528

Other
Moon Township and Capitalized
Townhouse Costs                        40        N/A      N/A   $   658,894

House Construction
Houses Completed
  (Including One Model Home)                               5    $   663,705
Houses Under Construction-
  Single Family                                            9        756,704
Fourplex and Townhouse
  Units Completed                                          4        368,545
Fourplex and Townhouse
  Units Under Construction                                22        666,196
Additional Housing Starts
  (Nominal Costs Incurred)                                          297,393
Garden Apartment Development Costs                                  125,699
  Total House Construction                                        2,878,242
    Less Valuation Reserve                                          (36,039)
      Net Capitalized House
      Construction Costs                                        $ 2,842,203
Commercial Office and
  Multifamily Construction
  and Water Authority Assets

  Office                                                        $ 1,263,208
  Water Authority                                                   352,240

                                                                  1,615,448
Total Capitalized Development
  and Construction Costs                                        $12,269,073

                  Estimated Additional Costs
           To Be Incurred Fiscal 1997-2001 (000's)

                          1997       1998       1999      2000      2001
Total Development
  Costs                   $     852  $   2,052  $    640  $    336  $  1,400
Building Costs                5,564      7,948     6,876     5,352     4,552

Total Development And
  Building Costs          $   6,416  $  10,000  $  7,516  $  5,688  $  5,952
     Financial Information Relating to Industry Segments
                   and Classes of Products
                Year Ended October 31, (000's)

                                                         1996       1995
Sales to Unaffiliated Customers
Rental and General Operations                            $    801   $  1,080
Land Development, House Construction and
  PUC Regulated Services                                    9,488      9,205

  Total Sales                                            $ 10,289   $ 10,285

Operating Income
Rental and General Operations                            $   (253)  $   (224)
Land Development, House Construction and
  PUC Regulated Services                                    1,984      1,510

  Total Operating Income                                 $  1,731   $  1,286

Identifiable Assets
Rental and General Operations                            $  7,861   $  8,704

Land Development, House Construction and
  PUC Regulated Services (Including Land
  Held for Future Development)                             11,569     10,332

Total Identifiable Assets                                $ 19,430   $ 19,036

                        See Item 7. Financial Statements

Item 2.  Description of Property

The Company's principal asset is a real estate development known as Seven Fields, located mainly in the Borough of Seven Fields and partially in Adams and Cranberry Township, Butler County, Pennsylvania. The development consists of 540.2 acres, of which 24.5 acres are in Adams Township, and 40 acres are in Cranberry Township.

When the Company commenced business in 1987, Seven Fields consisted of a townhouse development on approximately 27 acres and approximately 513 acres of mostly undeveloped land. The townhouse complex originally had a total of 237 rental units owned by the Company, 39 units owned by individual homeowners, a swimming pool, tennis courts, playground and sewage disposal plant.

In 1989 the Company began offering its townhouse units for sale and as of October 31, 1996, had sold a total of 146 units. The Company estimates it will take at least two years to sell the remaining units.

Rent for the units owned by the Company averages approximately $700 per month, excluding gas, electric, and water charges. The occupancy rate of the available rental units exceeds 95%. The Company has been withholding vacant units from rental so as to facilitate their sale. See Note 3 to Financial Statements.

The Company's remaining property located in the Borough, Cranberry Township and Adams Township consists of approximately 20 separate, partially developed and undeveloped residential and commercial parcels. The areas south of Rt. 228 have been subdivided and improved with roads, sidewalks and underground utility lines. The areas north of Rt. 228 are currently being improved and development there will continue in 1997. See Item 1. Description of Business and Note 12 to the Financial Statements.

The property in Adams Township includes a horse stable and a house trailer which the Company currently leases to a third party for $1,650 per month. Subsequent to October 31, 1996, the Company entered into an agreement to sell this property consisting of 15 acres for $495,000.

The Company constructed a 9,434 square foot office building in 1995 part of which is used for its operations and the remainder is leased to Seven Fields Borough.

The Company also owns approximately 40 acres of unimproved commercial and residential property located in Moon Township, Allegheny County, Pennsylvania (the "Moon Township Property") In connection with the settlement of certain litigation in November 1995, the Company acquired clear title to the 50% interest in this property which it did not previously hold. See Item 3. Legal Proceedings.

The Company also holds certain mortgage notes receivable. See Item 6. "Management's Discussion and Analysis or Plan of Operation Financial Condition" and Note 4 to Financial Statements.

The mortgages and other outstanding liens on the Company's Seven Fields property are discussed in Item 6. "Management's Discussion and Analysis or Plan of Operation-Financial Condition".

In management's opinion, the Company's properties are adequately covered by insurance.

Item 3.  Legal Proceedings

The Company is not a party to any currently pending legal proceedings. On November 15, 1995, the Company settled all outstanding litigation with Thomas and Barbara Reilly (The "Reillys"), East Pointe Construction Company, TWBJT Realty Enterprises, Inc. and certain members of the Reilly family. The significant terms of such settlement are as follows:


1. All outstanding litigation, including a shareholders derivative action against the Board of Directors and management of the Corporation was discontinued and withdrawn.

2. The Moon Township Property was transferred to the Company free and clear of all claims of the Reilly's, their family and related corporations. Prior to this settlement, the Company had been granted a 50% interest in the Moon Township Property as a result of a settlement reached in 1988 with Edward Krall, a former shareholder of the Predecessors.

3. The Company paid $175,000 to the Reilly's out of certain escrowed proceeds of the Company's sale, at auction in 1988, of 69 Arabian horses.

4. The parties agreed to submit to the United States District Court for the Western District of Pennsylvania (the "Court") the question of ownership of 45 acres of land adjacent to Seven Fields in Adams Township, Butler County, Pennsylvania, including the Reilly residence. On November 16, 1996, the Court decided the Reilly's should retain ownership of this property. No amount had been reflected in the Company's balance sheets for this claim.

                             10-

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to security holders for a vote during the fourth quarter of the Company's fiscal year ended October 31, 1996.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a) Market Information. There is no established public trading market for the Company Stock and the Company is not aware of the terms of any transactions in Company Stock.

(b) Holders. As of October 31, 1996, there were 2,170 holders of the Company Stock, which is the only outstanding class of equity of the Company.

(c) Dividends. The Company's directors intend to make annual distributions on its Company Stock and on December 15, 1995, made its first distribution of $1,656,399 or 56 cents per share, and subsequent to the balance sheet date on December 12, 1996, made a distribution of $825,121 or 29 cents per share. Such distributions are considered return of capital distributions by the Company.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

The following discussion is an analysis of the Company's financial condition and results of operations for the fiscal years ended October 31, 1996 and 1995. This discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein. All references herein to a fiscal year refer to the Company's fiscal year ended on October 31 of such year.

Business Plan and Objectives

The Company's primary business objective is to repay, to the fullest extent possible as soon as possible, the claims of the Investors. Based upon the combined total of appraised market values of the Company's properties, the Company does not believe it will be able to return to its shareholders 100% of the investment they made in the Company's Predecessors. Nevertheless, as required by the Bankruptcy Plan, the Company plans to pursue this objective by continuing to develop and sell its existing properties. See
Item 1 Description of Business. The Company has no present plans to acquire and develop any other properties except minor acquisitions which might enhance the development of existing properties.

The Company, since the bankruptcy reorganization, has expended substantial effort and resources in resolving many of the hurdles necessary to carry out its plans. A master plan for development of its existing properties has been prepared, zoning approval for the plan has been accomplished, municipal sewage service has become available, and all known necessary governmental requirements can be met in order to facilitate the continued timely and economic development of its property. See Item 1. Description of Business.

Financial Condition

The Company's shareholders' equity was $6,027,000 at October 31, 1996 compared to $5,980,000 at October 31, 1995. The increase of $47,000 is attributable to distributions to holders of Company Stock in the amount of $1,657,000 and net income of $1,703,000. As described previously in Item 1, the Company has adopted a plan of liquidation. Although it is expected that this liquidation will not occur until at least the year 2000-2005, the

Company's financial condition is not expected to improve significantly since it is the Company's stated plan to return to its shareholders as much of their investment as soon as possible.

When the Company emerged from bankruptcy on November 7, 1987, the Company's liabilities exceeded its assets because of the $66.6 million of Corporation Debt which was not discharged by the Bankruptcy Plan. Upon commencement of its operations, the Company had $6.4 million of additional liabilities, $5.3 million of which was indebtedness secured by mortgages on the Company's real estate holdings and $694,000 of which were administrative costs incurred in the Bankruptcy Court proceedings. The Company's assets upon commencement of operations totaled $18.1 million, and its opening shareholders' deficit was $54.8 million. As of October 31, 1996, such deficit had decreased principally because of profits generated from operations and the Company's recognition of a $4.1 million deferred tax asset in fiscal 1994 as a result of the Company's adoption of FAS 109. See "Recent Accounting Developments".

The Reorganization Plan which was effective April 30, 1995, was designed to facilitate the elimination of the large shareholder deficit created on November 7, 1987. This result was accomplished by 83% of the outstanding Corporation Debt and Corporation Stock being exchanged for Company Stock. This exchange had the effect of converting $49,135,104 of Corporation Debt into additional paid in capital at October 31, 1996. The Merger and related reorganization was accounted for in a manner similar to a pooling of interests, therefore the financial statements for all periods presented have been recast to reflect the reorganization as if it had occurred on the first day of the earliest period presented. Consequently the balance sheets of the Company at October 31, 1996 and 1995, reflect a positive shareholders' equity of $6,026,776 and $5,979,890 respectively.

The Company, in 1987, recorded its principal assets land, buildings, equipment and furnishings at their appraised value as determined by appraisals performed in 1986 in connection with the Bankruptcy Court proceedings.

Because of the many unresolved questions regarding the operation of the Predecessors and the resulting legal complexities involved in the reorganization of the Predecessors into the Company pursuant to the Bankruptcy Plan, the Company has calculated its income (loss) for purposes of preparing its post-bankruptcy reorganization federal and state tax returns by adjusting the basis of its assets for tax purposes to an amount estimated to approximate the Investors' original investment, including reinvestments, less deductions for depreciation allowed or allowable.

The Company also filed lawsuits against the shareholders of and companies affiliated with the Predecessors to recover certain assets. To the extent that the Company has been successful in recovering any such assets, the shareholders' equity has increased by the amount of any such recovery. On November 15, 1995, the Company settled all existing litigation. See Item 3. Legal Proceedings.

As part of such settlement, the Company received clear title to the second 50% interest in the Moon Township Property. The Company preliminarily believes that the value of the entire property may not be greater than the amount currently included as a Company asset for its 50% interest. The Company has not recorded an additional amount for this second 50% interest pending determination of the property's value. In December 1995, the Company also settled a dispute with another Investor who had transferred some of his investment to the Reillys. As a result of these settlements and settlement of an outstanding proof of claim, the Company recorded a net increase to its shareholders' deficit at reorganization in the amount of $68,555 during 1995.

The Company's financial condition improved during fiscal 1995 and 1996 as a result of the generation of net income of $1,327,000, and $1,703,000 respectively.

The Company's investment in residential and commercial development phases from which lots are currently being sold and phases from which lots can be sold in the first half of 1997 increased by $2,087,000 during fiscal 1996 to $5,020,000 at October 31, 1996. The Company's inventory of completed, unsold lots increased from 177 to 274 in fiscal 1996. During fiscal 1996 the Company completed construction in its 45 lot Northridge Manor Subdivision, has begun construction of townhouses in the 77 lot Georgetowne Manor Subdivision, begun construction in the 96 unit Hawthorne Commons Subdivision, and the 56 lot Northridge Estates Subdivision. The Office Building was completed in fiscal 1995 at a cost of $1,263,000, and is partially occupied by the Company for its offices and maintenance facilities with the remainder leased to the Borough. During 1995 the Company completed preliminary site preparation on 18 and five acre commercial phases and sold one lot from the five acre phase for $240,000. Since October 31, 1995, the status of the Company's remaining commercial parcels from which it intends to sell lots during 1997 is 1) one additional .8 acre lot from the five acre parcel was sold for $123,900, 2) the Company has entered into an agreement to sell a 3.5 acre lot for $370,000 from its 5 acre parcel, 3) an option has been granted for the sale of the 18 acre parcel. The option price is $87,500 per usable acre if closed before September 30, 1997 and at higher prices if closed later than September 30, 1997. 4) The 15 acre site of the barn and horse arena is under agreement of sale for $495,000, 5) and the 7 acre parcel adjacent to the barn is under agreement of sale for a price of $450,000. The Company does not plan to invest significant additional amounts in these phases. However, when the Company develops the town center commercial area, it intends to lease the land and buildings developed and constructed, and will spend significant resources in developing this property, however this project is not expected to begin until 1998.

During fiscal 1995 the Company commenced development activities north of Route 228, which required extending utilities to this area and creating a second intersection on Route 228. These activities cost in excess of $500,000 during 1995. During 1996, the Company spent $300,000 of the total estimated needed to upgrade Mars-Crider Road. These activities were needed to facilitate the development of the Company's property north of Route 228, and its commercial properties at the new intersection with Route 228. In November 1995, the Company secured a $750,000 loan from PNC Bank, N.A. secured by a mortgage on its Office Building, and also negotiated a $1,000,000 line of credit with National City Bank. In 1996, the Company secured additional lines of credit of $1,000,000 and $750,000 with First Western Bank, the proceeds of which will be used for the construction of homes in the Company's Hawthorne Commons and Georgetowne Manor Subdivisions.

The Company had $2,732,000 invested in completed and partially completed residential units at October 31, 1996 compared to $1,961,000 at October 31, 1995. Such investment increased during fiscal 1996 since the Company had 40 completed and partially completed units at October 31, 1996 compared to 30 at October 31, 1995. At fiscal year end 1996, 15 units were actually complete compared to six in 1995 and the construction on the remaining 25 was more advanced than in the prior year.

All new performance and maintenance bonding requirements were met through the Company's commercial bonding line. At October 31, 1996, the Company had bonds outstanding of approximately $2,400,000.

The Company's cash position declined by $806,477 during fiscal 1996 primarily as a result of an increase of $2,752,000 in its net investment in lots and houses, repaid General Unsecured Debt of $339,621 and distributed $1,656,000 to its common stockholders, offset by cash from net income of $1,703,000, and recovery of basis on the sale of townhouse units of $857,000.

Subsequent to the balance sheet date on December 12, 1996, the Company repaid an additional $169,811 of its general unsecured subordinated debt and distributed $828,121 to its shareholders. It is the Company's plan to make annual distributions in partial repayment of its Investor Debt, and as a return of capital to its common stockholders.

Results of Operations Fiscal 1996 and 1995

The Company's income before taxes for fiscal 1996 was $1,703,000, an increase of $328,000 from fiscal 1995's income before taxes of $1,375,000. Operating income for fiscal 1996 increased from fiscal 1995 by $443,000 or 34%.

The improvement in operating income was the result of a $212,000 increase in gross profit on the sale of houses and lots, primarily because of slightly higher volumes, a decrease in general and administrative costs of $375,000 primarily as a result of higher 1995 legal costs associated with pre-reorganization legal matters and the 1995 reorganization, and a decline in rental revenues of $257,000 as a result of the sale of townhouses, leaving fewer available for rent, and a decrease in operating costs because of fewer townhouses rented and more costs capitalized to development activities.

Interest income declined from $163,000 in fiscal 1995 to $53,000 in fiscal 1996 as a result of the Company having less excess cash available to invest during 1996 than 1995.

During fiscal 1996, the Company generated gross revenues of $10,289,000, an amount almost identical to 1995. Gross revenues from sales of houses and developed lots increased by $306,000 in fiscal 1996 from 1995, townhouse sales decreased by $33,000 and rental revenues declined by $258,000 in fiscal 1996.

The Company's cost of lots and houses sold, expressed as a percentage of sales, decreased slightly from 84.8% in fiscal 1995 to 82.2% in fiscal 1996. The cost of townhouses sold in fiscal 1996 expressed as a percentage of sales increased slightly 49.3% in 1995 to 50.1% in fiscal 1996 primarily as a result of the need to make more improvements to townhouses being sold, and slightly higher sales prices in fiscal 1996. The average sales price of townhouses sold in fiscal 1996 was $74,200 compared to $71,500 in fiscal 1995, however, the Company also expended funds to improve the townhouses so as to facilitate their sale.

The Company's activity levels for house construction, lot sales, and townhouse sales during fiscal 1995 and 1996 were as follows:

                                         Fiscal 1995      Fiscal 1996
Lot Sales - Commercial                    1                2
Lot Sales - Single & Multi-Family      45               55
Townhouse Sales - New Construction                         8
Single Family House Sales                13               13
Fourplex House Sales                     21               10
Townhouse Sales - Original Construction  43               41

The two commercial lots sold in fiscal 1996 generated $378,700 in gross revenue compared to $240,000 for the one lot sold in fiscal 1995; the 55 single and multi-family lots sold in fiscal 1996 generated gross revenues of $1,794,000 or an average of $32,200, compared to gross revenues of $1,388,000 for 45 lots sold in fiscal 1995 or an average of $30,800. The change in average lot price is a result of a change in the mix of lots sold in 1996; 18 of the lower priced Brandywine Commons fourplex lots and Georgetown Manor Townhouses were sold compared to 21 in 1995. Brandywine Commons lots are priced at approximately $22,000 and Georgetowne Manor lots are priced at $18,000 compared to single family lots which are priced in the $35,000 to $40,000 range, so the average lot price can vary significantly based on the mix between single family and multi-family lots sold. During fiscal 1996 gross profit increased by $122,000 from the sale of single family and multi family lots, and by $66,000 from the sale of commercial lots.

The Company's revenue from the sale of single family houses was $2.1 million in fiscal 1996 compared to $1.8 million in fiscal 1995. This increase is a result of the mix of houses sold in fiscal 1996 and a decline in the average price of houses sold due to a change in the mix of houses sold since 13 single family houses were sold in 1996 and 1995, but the average price of houses was $23,000 higher than in 1995. In fiscal 1996, 3 of the 13 houses sold were from the lower priced Brandywine Woods Subdivision compared to 11 of the 13 sold in fiscal 1995. The Brandywine Woods houses are smaller than the houses in the Company's other subdivisions. However, the Company generated revenues of $1.3 million from the sale of 10 fourplex units during fiscal 1996 compared to $2.6 million in fiscal 1995 from the sale of 21 fourplex units. The gross profit generated from the sale of fourplex units declined from $351,000 in fiscal 1995 to $162,000 in fiscal 1996. During 1996, the Company also generated gross revenue of $743,000 and gross profits of $58,000 from the sale of 8 newly constructed townhouse units from its 77 unit Georgetowne Manor Subdivision.

Liquidity and Capital Resources

The Company has pursued the development of its property in phases. It has used cash generated from the sale of its properties to reduce pre-reorganization debt, to develop its property and to fund the litigation efforts to recover assets from former shareholders of the Predecessors.

Future development and building activities will require significantly larger amounts of capital. While the Company believes, as it has stated in its prior filings with the Securities and Exchange Commission, that these development activities can be financed internally, through the sale of lots and dwelling units, the Company has come to realize that it will not be able to optimize the development of its assets and therefore maximize the total amount of distributions to Investors, unless it is able to more readily obtain financing for its development activities. The Company believes that internally financed development would proceed at a much slower pace than the Company now believes is necessary to achieve its primary goals of liquidating its holdings as quickly as possible and maximizing the total amount of distributions to Investors. The Company has found that it can optimize the value which it receives for its assets by simultaneously developing multiple parcels, which enables the Company to offer a variety of housing products priced at different levels. However, in order to simultaneously develop multiple parcels, the Company requires more cash than it is able to generate internally.

The Company's primary objective is to repay to the fullest extent possible, and at the earliest possible time, the investment of the Investors represented by the Company Stock, the Trust Debt, and the Trust Shares. To this end, it distributed $2.0 million of the net proceeds from the sale of its Virginia Manor property in February 1993, made additional distributions of $1.3 million in December 1993, $2.0 million in December 1994, $2.0 million in December 1995, $1.0 million in December 1996 and intends to make additional future distributions which will further deplete the Company's capital resources. Because the Company has the dual objective of maximizing the cumulative return to its Investors, which is best accomplished through expanded development and construction activities, and to repay the Investors as soon as possible, which management believes is best accomplished by annual distributions, it is important that the Company procure external sources of capital to facilitate accomplishing both of these objectives. Management also believes that since a market for the Company Stock, the Trust Debt and the Trust Shares has not developed, it is important to provide the Investors with some return of their investment.

Until 1994, the Company was unable to obtain capital via commercial lending channels because of outstanding litigation and its capital structure. At the end of fiscal 1994, the Company obtained a five year, $1.7 million mortgage loan to replace an existing mortgage loan. The Company also has established a bonding line in the amount of $2.0 million collateralized by a first mortgage on 30 of its rental townhouses. During 1996 the Company also borrowed an additional $750,000 secured by a mortgage on its Office Building and negotiated a $1,000,000 line of credit to be used for the construction of houses in its Northridge Manor Subdivision, a $1,000,000 line of credit to be used for the construction of fourplexes in its Hawthorne Commons Subdivision and on November 25, 1996, the Company obtained a $750,000 line of credit to be used for the construction of townhouses in its Georgetowne Manor Subdivision.

The Company will continue to incur significant development costs related to development activities north of Rt. 228. These development costs which exceeded $500,000 in fiscal 1996 and are expected to exceed $500,000 in 1997, are not related to any specific phase of development but the entire undeveloped area north of Rt. 228. Therefore the payback on these expenditures is longer term than expenditures made for the development of specific phases. During fiscal 1997, the Company expects to generate significant cash flows from the sale of lots and houses in its Brandywine Woods, Colonial Heights, Brandywine Commons, Northridge Manor, Georgetowne Manor, Hawthorne Commons and Northridge Estates Subdivisions, and from the sale of commercial lots. See Item 1. Description of Business and Note 12 to the Financial Statements. However, it also expects to have significant cash outflows related to multifamily site development both north and south of Rt. 228. In addition, the Company expects to continue to generate significant cash flows from the sale of its townhouse units.

During fiscal 1995, cash flows from operating activities were reduced to $990,000 primarily as a result of the Company having increased its investment in its inventory of completed and under construction lots and houses by $1,281,000. Nearly $500,000 of this increase related to general development north of Rt. 228. This net investment offsets the cash generated by the Company's reduction in the townhouse mortgages in which it had invested during fiscal 1994. The Company incurred a net cash outflow of $190,000 from investing activities which was the result of its $1.1 million investment in the construction of its Office Building and additional site work, sewer tap in fees, and architectural services related to its planned garden apartments. As a result of the sale of 43 of its townhouses, the Company also recovered $972,000 of the remaining cost basis of these townhouses. Cash flows from financing activities resulted in a net cash outflow of $2,081,000 because of the repayment in December 1994 of $2,027,000 of Company Debt and a $54,000 repayment on its mortgage. In fiscal 1996 cash flows from operating activities were reduced as a result of the Company increasing its investment in its inventory of completed and under construction lots and houses by $2,752,000. Of this increase approximately $500,000 related to the Company's project to improve Mars-Crider Road, utilities necessary to facilitate the development of the property north of Route 228 and construction of the intersection necessary to cross Route 228. In November 1995, the Company received proceeds from a $750,000 loan secured by a mortgage on its Office Building. These proceeds were intended to replenish the Company's cash which had been significantly reduced as a result of its investment in the Office Building. These loan proceeds also helped to facilitate the Company's $339,000 partial repayment of Company Debt and distribution to Common Stockholders of $1,656,000 on December 15, 1995. Subsequent to the date of the balance sheet on December 12, 1996, the Company distributed $169,811 in partial repayment of its debt and a $828,121 liquidation distribution to its Common Stockholders.

Recent Accounting Developments

The Company adopted FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" on November 1, 1994. The effect of adopting this new standard had no impact on the Company's financial condition or results of operations.

The Company will be required to adopt FAS No 121 "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of." FAS No 121 establishes standards for determining when an asset impairment should be recognized based primarily on an undiscounted cash flow model.
The Company has deferred adoption of this new standard which must be adopted not later than November 1, 1996, pending review of its impact. Initially the Company does not believe that there will be a material impact when this standard is adopted.

Item 7.  Financial Statements

The financial statements of the Company are set forth following Item 13 of this Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9. Director's, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Certain information about the directors of the Company is set forth below. Each of the Directors serves for a three year term expiring in the year indicated. Prior to the merger, except for directors first elected subsequent to April 30, 1995, each of the directors was also a director of the Corporation.

Name                     Age  Director   Director of the    Term
                              Since      Corporation        Expires
                                         Since
Guy E. Bubb              75   1994       1988               1998
Michael Burkhart         53   1996       N/A                1996
Samuel A. Goldberg       72   1994       1988               1999
William J. Janusey       73   1994       1989               1998
Alexander Lindsay, Jr.   50   1994       1990               1997
Paul Voytik              72   1994       1988               1997
George K. Wright         70   1994       1988               1997

Darell L. Craig          46   Chief Operating    Employed Since
                                Officer            1991
Roman Polnyj             46   Chief Financial    Employed Since
                                Officer            1992

Guy E. Bubb was employed by Allegheny Ludlum Steel Corporation, Pittsburgh, Pennsylvania, a manufacturer of specialty steel, for 31 years until January 1985 when he retired. For the 10 years prior to this retirement, he held the position of Director of Personnel with responsibility for 6,000 employees. From 1978 to April 1994, Mr. Bubb served as a director of Southwest National Corp. and its subsidiary, Southwest National Bank in Greensburg, Pennsylvania. He currently serves as a director of Allegheny Valley Hospital in Natrona Heights, Pennsylvania, and as President of Allegheny Valley Health Systems, a non-profit hospital organization, in Natrona Heights, Pennsylvania.

Michael Burkhart has been a Certified Public Accountant since 1972 and is a member of the American Institute of Certified Public Accountants, the Pennsylvania Institute of Certified Public Accountants and the National Association of Certified Valuation Analysts. Mr. Burkhart has practiced in public accounting since 1968, has been a partner with Hinds, Lind, Miller & Co., Certified Public Accountants, until 1995 when he founded his present firm. Much of Mr. Burkhart's professional background involves working with construction and development companies in the tax, accounting and management services areas.

Samuel A. Goldberg was employed by the Mine, Safety and Health Administration of the United States Department of Labor, as Manager of an Analytical Laboratory for Industrial Hygiene from 1970 to December 1985 when he retired. As manager, his responsibilities included preparing a budget, determining personnel and equipment requirements and preparing bid submission on chemical analysis instruments. He currently serves as a member of the Board of Directors of East Boro's J.W.V. Housing Corporation and East Boro's J.W.V. Homeless Veterans Corporation.

William J. Janusey is an architect who has been in private practice for over 30 years. His experience consists of the design of schools, residences, motels, historical restorations, churches, public institutions, hospitals, commercial establishments, interior decorating, and light industrial plants. In 1960 he opened an office for the practice of architecture in Pittsburgh, Pennsylvania and functioned under the name of William J. Janusey & Associates. His experience involved the complete design and supervision of entire projects up to $14,000,000 in cost, and included all phases of building design and construction, such as management, contract preparation, administration, negotiations with banking authorities, control of all construction documents, writing of specifications, submitting cost estimates, bidding procedures and field supervision of construction work. Over 1,200 buildings have been constructed to date from the firm's design and construction drawings and specifications during the past 30 years.

Alexander H. Lindsay, Jr. is the President of the law firm of Lindsay, Jackson & Martin, P.C. in Butler, Pennsylvania, and specializes in litigation. He is a former Butler County and Cranberry Township solicitor. From 1975 until 1980, he was an Assistant United States Attorney for the Western District of Pennsylvania, and from 1977 until 1980 he was Chief of the Public Corruption Section of the United States Attorney's Office in Pittsburgh. From 1972 to 1973 he was an Assistant District Attorney for Butler County. He is a 1968 graduate of Washington and Jefferson College and a 1971 graduate of the University of Pittsburgh School of Law. Mr. Lindsay is a director of Southwest National Corp. and its subsidiary, Southwest National Bank.

Paul Voytik has been Chairman and Chief Executive Officer of the Corporation since January 1989 and President of the Corporation since February 1988. He was employed at Westinghouse Electric Corporation for 29 years, 24 of which he served as an Engineering Manager, until his retirement in November 1985. Thereafter, he served as a consultant to Westinghouse until 1986. In 1986 he became Vice President and is a director of Piedmont Atlantic Corporation, which engaged in land development in Chapel Hill, North Carolina. He has over 35 years of experience in building, contracting, and land development.

George Wright has been Vice President of the Corporation since February 1988. He was employed by Gulf Research & Development for 42 years until his retirement in February 1985. At the time of his retirement, he held the position of Director of Safety Security & Fire Prevention for a 95-acre research complex of Gulf Oil Corporation.

Darell Craig has been employed by the Registrant as Chief Operating Officer since September 1991. A graduate of the University of Pittsburgh, Mr. Craig has been manager of land development and single/multifamily home construction for over twenty years.

Roman Polnyj has been employed by the Registrant as Chief Financial Officer since May 1992. Mr. Polnyj holds Masters and Bachelors degrees from
Duquesne University in business administration and was previously employed by Mellon Bank from 1980 to 1991 holding positions as an Assistant Vice President and Manager in the real estate division, departmental controller and financial analyst.

The Company is not aware of any director, officer or beneficial owner of more than ten percent of its common stock who failed to file on a timely basis forms required by Section 16(a) of the Exchange Act during the fiscal year ended October 31, 1996.

The Board of Directors of the Company does not have an audit or compensation committee. The duties that would be delegated to such committees are handled by the full Board.

Item 10.  Executive Compensation

The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, the Company's chief executive officer during each of the last three fiscal years. No officer or director of the Company had total annual salary and bonus in excess of $100,000 during any of the last three fiscal years.

                  Summary Compensation Table
<CAPTION
                                            Long-term compensation
      Annual compensation
                                          Awards               Payouts
                                                                      All
                                          Restricted          Payouts Other
Name and                        Other     Stock      Options/ LTIP    Compen-
principal   Fiscal Salary Bonus Annual    Awards     SARs     payouts sation
position    Year   ($)    ($)   Comp.($)  ($)        ($)      ($)     ($)
(a)         (b)    (c)    (d)   (e)       (f)        (g)      (h)     (i)

Paul Voytik 1996   37,354 0     0         N/A        0         N/A    0
(President  1995   38,746 0     0         N/A        0         N/A    0
and Chief   1994   32,118 0     0         N/A        0         N/A    0
Executive
Officer)

Each Director is paid a fee of $400 per Board meeting attended.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of January 24, 1997 regarding the amount and nature of ownership of Company Stock by each of the directors of the Company, and by all of the directors and executive officers of the Company as a group. Each such individual has sole voting and investment power with respect to the shares listed except as otherwise indicated in the footnotes to the table.

                                                             Percentage of
Name and Address of                  Amount and Nature of    Outstanding
Beneficial Owner (1)                 Beneficial Ownership    Company Shares
Paul Voytik                          13,599.89 (2)           *
George K. Wright                     14,173.63 (2)           *
Samuel A. Goldberg                      745.97               *
Guy E. Bubb                           9,384.71               *
William J. Janusey                    2,451.40 (2)           *
Alexander Lindsay, Jr.                    0                  0
Michael Burkhart                          0                  0
All directors and
  executive officers of
  the Company as a
  group (9 persons)                  40,355.60               1.39

* Indicates ownership of less than 1% of the Company Stock.
(1) The address of each person is 2200 Garden Drive, Suite 200, Mars, Pennsylvania 16046.
(2) All shares held jointly with spouse.

The Company knows of no person who has or shares voting power and/or investment power with respect to more than 5% of the outstanding Company stock.

Item 12.  Certain Relationships and Related Transactions

None.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.   Description

3.1           Articles of Incorporation of Seven Fields Development (PA),
              Inc. (5)

3.2           By-Laws of Seven Fields Development (PA), Inc. (5)

10.1 Rates, rules and regulations governing the distribution of water service - PA Public Utility Commission (3)

10.3          Mortgage Note dated October 28, 1994, of Seven Fields
              Development Company to PNC Bank, National Association (6)

10.4          Open End Mortgage and Security Agreement dated October 28,
              1994, between Seven Fields Development Company and PNC Bank,
              National Association (6)

10.5          Assignment of Rents, Leases and Profits dated October 28,
              1994, between Seven Fields Development Company and PNC Bank,
              National Association (6)

10.6 Amendment to Loan documents of October 28, 1994, and release from mortgage between Seven Fields Development Company and PNC
              Bank, National Association dated May 1, 1996 (8)

10.7 Amendment to loan documents of October 28, 1994 related to financial covenant for maintenance of minimum tangible net worth, between Seven Fields Development Company and PNC Bank,
               National Association (8)

10.8           Surety Agreement dated October 28, 1994, between Seven
               Fields Development Company and Allegheny Surety Company (6)

10.9           Mortgage dated October 28, 1994, between Seven Fields
Development
               Company and Allegheny Surety Company (6)

10.10          Settlement Agreement with former majority shareholder (7)

10.11          Promissory Note dated November 29, 1995, to PNC Bank (7)

10.12          Open End Mortgage and Security Agreement dated November 29,
               1995, to PNC Bank (7)

10.13          Assignment of Rents dated November 29, 1995, to PNC Bank (7)

10.14          Revolving Line of Credit Loan Agreement dated November 13,
               1995, between Seven Fields Development Company and Integra
               Bank (7)

10.15          Open End Mortgage and Security Agreement dated November 13,
               1995, between Seven Fields Development Company and Integra
               Bank (7)

10.16          Agreement for Assignment of Sales Agreements and Contract
               Deposits dated November 13, 1995, between Seven Fields
               Development Company and Integra Bank (7)

10.17          Office Lease dated August 1, 1995, between Seven Fields
               Development Company and The Borough of Seven Fields (7)

10.18          Management and Administrative Services Agreement dated
               April 30, 1995, (7)

10.19 Revolving line of credit loan agreement, open-end mortgage and security agreement, and revolving line of credit note dated August 13, 1996, between Seven Fields Development
               Company and First Western Bank, National Association (8)

10.20 Revolving line of credit loan agreement, open-end mortgage and security agreement, cross-default agreement, and revolving line of credit note dated November 25, 1996 , between Seven
               Fields Development Company and First Western Bank, National
               Association (8)

21             List of subsidiaries of Seven Fields Development (PA), Inc. (5)

27             Financial data schedule

99             Deed of Trust of Seven Fields Development Company (5)


(1)            Filed as exhibit to the Seven Fields Development Corporation's
               Registration Statement on Form 10 filed October 23, 1989, and incorporated herein by reference.

(2)            Filed as exhibit to the Seven Fields Development Corporation's
               Annual Report on Form 10-K filed February 13, 1991, and incorporated herein by reference.

(3)            Filed as exhibit to the Seven Fields Development Corporation's
               Annual Report on Form 10-K filed January 29, 1992, and incorporated herein by reference.

(4)            Filed as exhibit to the Seven Fields Development Corporation's
               Annual Report on Form 10-K filed February 10, 1993, and incorporated herein by reference.

(5) Filed as exhibit to the Company's Registration Statement on Form S-4, File No. 33-85102, and incorporated herein by reference.

(6)            Filed as exhibit to Seven Fields Development Corporation's
               Annual Report on Form 10-KSB filed January 27, 1995, and incorporated herein by reference.

(7)            Filed as exhibit to Seven Fields Development Company's Annual
               Report on Form 10-KSB filed January 26, 1996, and incorporated herein by reference.

(8)            Filed as exhibit to Seven Fields Development Company's Annual
               Report on Form 10-KSB filed January 24, 1997, and incorporated herein by reference.

(b) Reports on Form 8-K.

    None

                          SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  SEVEN FIELDS DEVELOPMENT (PA), INC.

                                 By   PAUL VOYTIK
                                      Paul Voytik
                                      President

                                 Date:  January 24, 1997

                                 In accordance with the Exchange Act, this
report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated as directors of Seven Fields Development (PA), Inc.

Signature                  Title                          Date
/s/PAUL VOYTIK       President (Principal Executive
______________
Paul Voytik          Officer) and Director                January 24, 1997

/s/ROMAN POLNYJ      Chief Financial Officer (Principal
______________
Roman Polnyj         Financial and Accounting Officer)    January 24, 1997

/s/GEORGE K. WRIGHT
______________
George K. Wright     Director                             January 24, 1997

/s/SAMUEL A. GOLDBERG
_______________
Samuel A. Goldberg   Director                             January 24, 1997

/s/MICHAEL BURKHART
________________
Michael Burkhart     Director                             January 24, 1997

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                INDEX TO FINANCIAL STATEMENTS

                                                              Page Reference
Independent Auditors' Report                                        F-1

Balance Sheets
       at October 31, 1996 and October 31, 1995                     F-2

Statements of Operations for the years ended October 31, 1996
       and October 31, 1995                                         F-4

Statements of Shareholders' Equity for the years ended
       October 31, 1996 and October 31, 1995                        F-6

Statements of Cash Flows for the years ended October 31, 1996
       and October 31, 1995                                         F-7

Notes to Financial Statements                                       F-8

                               F

                 Independent Auditors' Report



                        The Board of Directors and Shareholders
                        Seven Fields Development (PA), Inc.
                        Mars, PA

We have audited the accompanying consolidated balance sheets of Seven Fields
Development (PA), Inc. and subsidiaries (the "Company") as of October 31,
1996 and October 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of the Company as of October 31, 1996 and October 31, 1995 and the consolidated results of their operations and their cash flows for each of the two years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.

                O'Connor, Greenblatt & Company

                December 18, 1996
                Sewickley, PA

       SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
               AS OF OCTOBER 31, 1996 AND 1995

                            ASSETS

                                        1996           1995
Cash                                    $     252,504  $       2,887
Temporary investments, Note 10                149,825      1,205,919
  Total Cash And Temporary Investments        402,329      1,208,806

Certificate of deposit                         53,755         23,885
Cash escrow - horses                                         184,550
Accounts and notes receivable, net of
  allowances of $57,552 and $58,308           168,614        241,601
Mortgage notes receivable, Note 4              61,807        186,681
Capitalized development costs, Notes 2,12   5,020,059      2,944,303
Capitalized house construction costs,
  net of allowances, Notes 2,12             2,842,203      1,961,255
Prepaid expenses and deposits                 481,519        282,492
Property not currently under development,
  Notes 2, 12                               2,791,363      2,995,685
Tenant security deposits                       51,485         79,220
Deferred income tax assets, Note 9          3,992,000      3,992,000

Property, Buildings And Equipment,
Notes 2, 3, 6, 7

Land                                          386,789        452,061
Buildings                                   3,914,327      5,217,808
Equipment and furnishings                   1,347,903      1,397,097
Construction in progress                                     317,124

    Total Property, Buildings And
      Equipment                             5,649,019      7,384,090
    Accumulated Depreciation               (2,083,587)    (2,447,881)

    Total Property, Buildings And
      Equipment, Net Of Accumulated
      Depreciation                          3,565,432      4,936,209

                      Total Assets        $19,430,566    $19,036,687

              See Notes to Financial Statements.

             LIABILITIES AND SHAREHOLDERS' EQUITY
                         LIABILITIES

                                              1996          1995

Accounts payable and accrued expenses         $   509,923   $   419,924
Accrued estimated costs related to
  developed lots and townhouses sold, Note 2      590,920       267,973
Notes payable - credit lines, Note 6              130,000
Mortgages payable, Note 7                       1,958,581     1,645,985
Customer deposits and advances                     95,137        61,714
Tenant security deposits                           51,485        79,220
Legal settlement payable, Note 5                                175,000
General unsecured debt - minority investors,
  Notes 1, 8, 11                               10,067,744    10,406,981
     Total Liabilities                         13,403,790    13,056,797

                       SHAREHOLDERS' EQUITY

Shares of beneficial interest, $1 par value,
  10,000,000 shares authorized, 2,905,682
  shares issued and outstanding,
  Notes 1, 2, 11                               2,905,682     2,905,960

Additional paid in capital                    49,713,983    51,375,083
Shareholders' deficit - excess of
  non-discharged debt over assets on
  November 7, 1987, (Date of
  reorganization)  Notes 1, 2                (52,235,399)  (52,240,537)

Retained earnings, since November 7, 1987,
  (Date of reorganization)                     5,642,510     3,939,384

     Total Shareholders' Equity                6,026,776     5,979,890


     Total Liabilities And
       Shareholders' Equity                  $19,430,566   $19,036,687

       SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE YEARS ENDED OCTOBER 31, 1996 AND 1995

                                             1996          1995
Gross Revenue
Apartment rentals                            $    726,762  $    984,378
Fees & other operating income                      74,622        95,959
Water revenue                                     136,434       126,386
Developed lot & house sales                     6,308,330     6,002,613
Townhouse unit sales                            3,042,633     3,075,848

                                               10,288,781    10,285,184

Costs And Expenses
Cost of Developed Lots And Houses Sold          5,185,294     5,091,927

Cost Of Townhouses Sold                         1,523,056     1,517,937

Other Operating Expenses*                         753,477       874,210

General & Administrative Expenses*                766,768     1,140,045

Depreciation Expense                              331,269       375,127

                                                8,559,864     8,999,246

     Operating Income                           1,728,917     1,285,938

Interest Expense*                                 (78,517)      (74,106)
Interest Income                                    52,726       163,419

Income Before Provision for Income Taxes        1,703,126     1,375,251

Provision For Income Taxes, Note 9                               48,000

     Net Income                               $ 1,703,126   $ 1,327,251

Net Income Per Share, Note 2                  $    .49      $   .38

  *  See details on the following page.
     See Notes To Financial Statements.

       SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF OPERATIONS - CONTINUED
             DETAILS OF OTHER OPERATING EXPENSES,
       GENERAL AND ADMINISTRATIVE EXPENSES AND INTEREST EXPENSE
        FOR THE YEARS ENDED OCTOBER 31, 1996 AND 1995

                                             1996          1995
Other Operating Expenses
Payroll, payroll taxes and benefits          $    697,813  $    666,067
Repairs and maintenance                           205,623       216,735
Utilities                                         135,792       109,339
Insurance                                         118,257       154,819
Property taxes                                    152,822       184,499
Other operating supplies and services              77,792        92,264

     Total Other Operating Expenses             1,388,099     1,423,723

     Less Cost Capitalized To Development
       And Construction                          (634,622)     (549,513)

     Net Other Operating Expenses             $   753,477   $   874,210

General And Administrative Expenses
Payroll, payroll taxes and benefits           $   391,402   $   406,084
Professional fees                                 129,515       105,763
Professional fees related to litigation
  and pre-reorganization issues                    43,736       396,912
Other general and administrative expenses         240,227       282,532

     Total General And Administrative Expenses    804,880     1,191,291

     Less Costs Capitalized To Development And
       Construction                               (38,112)      (51,246)

     Net General And Administrative Expenses   $  766,768   $ 1,140,045

Interest Expense
Total interest expense                        $   184,075   $   154,051

Less interest capitalized to development and
  house construction                             (105,558)      (79,945)

     Net Interest Expense                     $    78,517   $    74,106

       SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
        FOR THE YEARS ENDED OCTOBER 31, 1996 AND 1995
                      Addi-

                                         Share-
                                         holders'    Retained
                              Addi-      Deficit     Earnings      Total
                              tional     As Of       Since         Share
                              Paid In    November 7, November 7,   holders'
         Shares    Amount     Capital    1987        1987          Equity
Balance
October
31, 1994 2,905,960 $2,905,960 $53,033,850 $(52,171,982) $2,612,133 $6,379,961

Pre-
November
7, 1987

Share-
holder
Adjust-
ment                                           (30,004)               (30,004)

Adjust-
ment
Related
To
Trust
Debt                                23,360                             23,360

Net Settle-
ment-
Former
Majority

Share-
holder
And
Related
Share-
holders                            (38,551)                           (38,551)

Return Of
Capital
Distri-
bution             (1,682,127)                                     (1,682,127)

Net Income-
Year Ended
October 31,
1995                                                      1,327,251 1,327,251

Balance
October
31, 1995 2,905,960 $2,905,960 $51,375,083 $(52,240,537) $3,939,384 $5,979,890

Return
Of
Capital
Distri-
bution                         (1,656,399)                         (1,656,399)

Shares
Donated
To The
Company
And
Retired       (278)      (278)     (4,701)        5,138                   159

Net
Income-
Year
Ended
October
31, 1996                                                 1,703,126  1,703,126

Balance
October
31,
1996     2,905,682 $2,905,682 $49,713,983 $(52,235,399) $5,642,510 $6,026,776

              See Notes To Financial Statements.

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE YEARS ENDED OCTOBER 31, 1996 AND 1995

Cash Flows From Operating Activities               1996          1995
Net income                                         $  1,703,126  $  1,327,251
Provision for income taxes                                             48,000
Depreciation                                            331,269       375,127
Capitalized development costs incurred               (3,304,530)   (2,036,064)
Capitalized house construction costs incurred        (4,575,589)   (4,633,020)
Cost of lots and houses sold                          5,127,737     5,388,355
Changes in other assets and liabilities:

  Restricted cash                                       184,550        (2,085)
  Mortgage notes receivable                             124,874       618,539
  Other assets                                         (128,174)       40,278
  Other liabilities                                     243,792      (135,489)

    Net Cash Flows Provided By (Used In)
      Operating Activities                             (292,945)      990,892

Cash Flows From Investing Activities:
Additions to property, buildings & equipment           (134,788)   (1,162,419)

Sale of property, buildings, & equipment              1,174,296       972,214

  Total Cash Flows Provided By (Used In)
    Investing Activities                              1,039,508      (190,205)

Cash Flows From Financing Activities:
Repayment of Investor Debt                             (339,237)     (344,630)
Return of capital distribution                       (1,656,399)   (1,682,127)
Proceeds from borrowings                                880,000
Repayment of existing mortgage                         (437,404)      (54,015)
  Total Cash Flows Used In Financing Activities      (1,553,040)   (2,080,772)

Net Decrease In Cash And Temporary Investments         (806,477)   (1,280,085)
Cash And Temporary Investments,
  Beginning of Period                                 1,208,806     2,488,891
Cash And Temporary Investments, End of Period       $   402,329   $ 1,208,806

Interest Expense Included In Net
  Income From Operating Activities Above            $     78,517  $    74,106
Interest Paid And Included In Capitalized
  Development Costs And Houses Under Construction        105,558       79,945
Adjustment for Accrued Interest Expense                                 1,607
     Total Interest Paid                             $   184,075  $   155,658

Income Taxes Paid                                    None         None

Supplemental Schedule Of Noncash Investing And
Financing Activities:
Settlement of Lawsuits With Former
  Majority Shareholder                                             $   60,804
Pre-November 7, 1987 Shareholder Adjustment                        $   28,504
Other Investor Adjustments                           $     (4,860)

              See Notes To Financial Statements.

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995

Note 1  Organization And Business
Seven Fields Development (PA), Inc. (the "Company" or "Seven Fields PA") was formed in 1994 as part of a comprehensive restructuring of Seven Fields Development Corporation (the "Corporation"), in which (1) holders of 83% of the Corporation's common stock and general unsecured subordinated debt ("Investor Debt") exchanged such stock and debt for common stock of Seven Fields PA, and (2) Seven Fields Development Company, a Pennsylvania business trust (the "Trust") merged with and into the Corporation (the "Merger"), with the Trust as the surviving entity. In the Merger the holders of the Corporation's common stock, which included Seven Fields PA and the holders who did not elect to participate in the above described exchange, received shares of beneficial interest in the Trust ("Trust Shares"). Such persons also retained their Investor Debt, which became an obligation of the Trust as the successor, by merger, to all of the assets and liabilities of the Corporation. As part of the restructuring, Seven Fields PA contributed all of the Trust Shares and Investor Debt which it received in the exchange and the Merger to its wholly-owned subsidiary, Seven Fields (DEL), Inc. ("Seven Fields DEL").

Organization Structure, Management And Objectives
The Trust was formed for the purpose of merging with the Corporation and thereafter serving as the operating subsidiary of Seven Fields PA carrying on the business of the Corporation with the objective of maximizing the value of its assets and effecting a dissolution and complete liquidation of its business assets and affairs as soon as practical. Such liquidation is expected to occur over an extended period of time, as its assets are sold and developed in a manner designed to maximize distributions to the Investors as defined below.

The sole trustee of the Trust is Seven Fields Management, Inc. ("Seven Fields Management") which is also a wholly-owned subsidiary of Seven Fields PA.
The directors and officers of Seven Fields Management are the same persons who were the directors and officers of the Corporation, and are also the directors and officers of Seven Fields PA.

The Trust as survivor of the merger, remains subject to the Bankruptcy Plan under which Seven Fields Development Corporation commenced operations on November 7, 1987, as more fully described below.

Business And Operations
The Company's current major activities are: the development of its undeveloped property located in Seven Fields Borough, Butler County PA; rental of the more than 90 townhouse units located in Seven Fields Borough; sale of these existing townhouse units as individual residences; and operation of the municipal water service for Seven Fields Borough. All of these activities focus on the single goal of maximizing the assets of Seven Fields PA and ultimately distributing such assets to its Investors in complete liquidation at the earliest appropriate time.

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995

Note 1  Continued
Since bankruptcy reorganization of the Corporation in 1987 as described below, the Company has sold three rental properties, repaid four million dollars of debt other than Investor Debt, and returned approximately $7.3 million to its Investors, as a result of payments on Investor Debt, and distributions to its common stockholders.

The Company is not actively acquiring additional property for development, however it expects that it will not be until at least the year 2000-2005 before development of its remaining undeveloped property at Seven Fields is completed.

The Company - Before November 7, 1987 (Date of Reorganization)
The Corporation was formed pursuant to an amended plan of reorganization effective November 7, 1987, (the "Plan"). The Corporation, formerly known as Earned Capital Corporation, was the surviving company of the reorganization proceedings of Earned Capital Corporation, Managed Properties, Inc., Canterbury Village, Inc. and Eastern Arabian, Inc. (the "Debtors") all of which merged, pursuant to the plan, to form the Corporation.

The Debtors were formed in 1976 primarily for the purpose of marketing and managing investments in multi-family residential housing developments. From 1976 until May 1986, when the Debtors filed for reorganization under Chapter 11 of the Federal Bankruptcy Code, they had acquired four significant real estate projects. The Debtors obtained funding to acquire and/or develop these projects by selling to investors what was purported to be percentage interests in a particular real estate development which would be managed by the Debtors. From 1976 to 1986 the Debtors received approximately $57,000,000 from over 2,600 investors (the "Investors"). These Investors had no management control over the Debtors' affairs. Management of the Debtors was vested exclusively with four stockholders who owned 100% of the stock of the Debtors. Investors' investment balances, including reinvestments, exceeded $69,000,000 when the Debtors filed petitions for reorganization with the Bankruptcy Court.

The Plan Of Reorganization And The Company Subsequent to November 7, 1987 The following summary of the Plan applies to Seven Fields PA's operating subsidiary, the Trust, and not to the capital structure of Seven Fields PA, since the reorganization which was consummated in 1995 resulted in the exchange of 83% of the Investor Debt and Stock for common stock of Seven Fields PA.

The Plan on November 7, 1987, transferred 100% ownership of the Debtors from the four former stockholders to the more than 2,600 Investors, merged the four debtors into the surviving corporation, removed the former shareholders from involvement in the management or ownership of the reorganized company, and required the repayment in full of all debt, secured and unsecured, to creditors on the same terms as agreements then in existence. The Plan also, despite assets with a fair market value far less than the obligation of the Company to the Investors, did not reduce the face amount of the Company's obligation to those Investors. The liability to the Investors, representing 95% of the Investors' claims,

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995

Note 1  Continued
remained a general unsecured debt of the Company and the Company waived discharge of such debt. These non-discharged debts are subordinated to any existing liens and priorities and any future secured debt, and the claimant-creditor, his heirs, assigns or successors, may not file suit or take any judgment, or undertake any collection activities.

The general, unsecured debt issued to the Investors bears no interest and is subordinate to existing and future secured debt. As indicated above, the Plan specified that this debt would be paid as soon as possible. The repayment of this debt, subsequent to the reorganization in 1995, occurs at the Trust level, which requires the Trust to make all such repayments of the Investor Debt on a pro-rata basis to all of the debt holders. Seven Fields PA, through its subsidiary Seven Fields DEL, holds the debt interest of those investors who accepted the exchange offer (83%). As a result of maintaining this intercompany debt structure, as repayments of the Debt are made by the Trust to Seven Fields PA, Seven Fields PA intends to distribute such amounts to its shareholders as return of capital distributions. As repayment of Investor Debt occurs at the Trust level, 83% of such repayments will be made to Seven Fields PA, so that on a consolidated basis, for every $100 distribution, $17 will represent a repayment of Investor Debt and $83 will represent a return of capital distribution to the common stockholders of the Company.

Note 2  Summary Of Significant Accounting Policies
Principles Of Consolidation
The consolidated financial statements include Seven Fields PA, Seven Fields DEL, Seven Fields Management, Inc., and the Seven Fields Development Company. Intercompany accounts and transactions are eliminated in the consolidated financial statements.

Reorganization
Merger And Basis Of Presentation
The Merger, which became effective April 30, 1995, qualifies as a tax-free reorganization and was accounted for in a manner similar to a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of Seven Fields Development Corporation for all periods prior to May 1, 1995.

For comparative purposes, certain 1995 amounts have been reclassified to conform to the presentation adopted in 1996.

Reorganization on November 7, 1987
Although the Corporation was the successor in the merger of the four Debtors pursuant to the Plan, the Company has been treated for accounting purposes as if it were a newly created corporation. Most significantly, the Corporation's assets upon reorganization were stated at their appraised value instead of historical cost. Total assets of the Corporation at November 7, 1987 were $18,145,669, including fair market value for all real estate and horses in the amount of $16,792,582 and historical cost for all other assets of $1,353,087.

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1996  AND 1995
                         (CONTINUED)
Note 2  Continued

Use of Estimates
The presentation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported at the date of the financial statements for assets, liabilities, revenues and expenses and disclosures of contingencies. Actual results could differ from those estimates. The Company makes significant estimates related to common area development costs which it expects to incur in the future, and costs to complete specific subdivisions of lots from which lots are being sold.

Fixed Assets And Depreciation
Fixed assets are recorded at cost except for assets transferred to the Corporation pursuant to the Plan, which are recorded at appraised values determined in the reorganization proceedings. The carrying value of such assets is estimated to be not in excess of net realizable value. No accumulated depreciation was recorded as of the Corporation's reorganization on November 7, 1987, and straight line and double declining balance methods utilizing the half year convention in the year of acquisition have been used since reorganization. The Company selected estimated useful lives for the assets received pursuant to the Plan which approximates the original estimated lives of personal property and the residual lives of the real property.

Recovery Of Pre-Reorganization Assets And Resolution Of Pre-Reorganization Claims Assets recovered from the shareholders and related parties of the predecessors and pre-reorganization claims against the Company are treated as an adjustment of Pre-Reorganization Deficit at November 7, 1987.

Development Costs And Other Capitalized Costs
It is the Company's policy to capitalize all material costs related to the development of its property. Costs, including but not limited to legal, engineering, planning and construction, which are specifically identifiable to each phase, are capitalized to the individual phase, and costs incurred which benefit all phases being developed or to be developed in the future are allocated to those phases. Costs which are included in the general and administrative cost center and are directly related to development activities are capitalized to the development phases under construction during the period incurred. Material interest costs are capitalized during the construction period of each phase based on the average interest rate of the debt outstanding. The full cost of construction, including overhead and construction period interest has been capitalized.

Estimated costs for amenities and common areas related to phases from which lots are being sold are accrued and a proportionate part of such costs are included in the cost of lots sold.

Revenue Recognition
Revenue is recognized on the sale of lots when settlement occurs, or the collectibility of any related receivable is reasonably assured and the Company has substantially completed all obligated development related to the lots sold.

Revenue is recognized upon settlement for houses which are constructed provided construction is substantially complete. Revenue is recognized on the sale of its townhouse units at settlement. Sales of lots, or housing

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1996  AND 1995
                         (CONTINUED)
Note 2  Continued
units from phases or multi-unit buildings where development or construction is not substantially complete are accounted for in accordance with the percentage of completion method, based on estimated costs to be incurred. Rental revenue from townhouses is recognized on a monthly basis. Leases with residential tenants are of a six month or one year duration and are typically renewed by the tenant.

Public Utility Commission "PUC" Regulated Activities
The Company earns fees for the water services it provides the residents of Seven Fields Borough.

In accordance with regulations promulgated by the PUC, permission from the PUC is required to establish, or change the rates charged customers. Accounting policies, procedures, and rules established by the PUC must be adhered to.

Capitalized Development And House Construction Costs
The cost of the inventory of unsold lots is determined based on the lower of the average lot cost or market. The cost of unsold constructed houses is based on the lower of cost or market for each house.

Provision For Losses
Provisions for losses on notes and accounts receivable and lots and houses are charged to operations when it is determined that the investment in these assets is impaired.

Cash And Cash Equivalents (Cash And Temporary Investments)
For purposes of the statement of cash flows, the Company considers all highly liquid investments, not otherwise restricted, with a maturity of three months or less at the time of purchase to be cash equivalents.

Change Of Accounting Principle And Recent Accounting Developments
FAS No. 115 "Accounting For Certain Investments In Debt And Equity Securities" issued by the Financial Accounting Standards Board was adopted effective November 1, 1994. FAS 115 requires companies to recognize gains and losses due to the fluctuation of market value of such securities. There was no financial impact as a result of adopting this new standard, and no material impact is anticipated in the future.

In March 1995 the Financial Accounting Standards Board issued FAS No. 121 "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of". FAS No. 121 establishes standards for determining when an asset impairment should be recognized based primarily on an undiscounted cash flow model. Pending review of its impact, adoption of this new standard which must be adopted not later than November 1, 1996, has been deferred. Initially the Company does not believe that there will be a material impact when this standard is adopted.

Minority Interest
Seven Fields PA owns, through its subsidiary Seven Fields DEL, 83% of the outstanding shares of the Trust resulting in a 17% minority interest. Under generally accepted accounting principles, it is not appropriate to reflect a negative (i.e., a debit balance) minority interest in a balance sheet. Therefore, in the balance sheet of Seven Fields PA there is no minority interest reflected because there is a capital deficiency in the Trust.

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995
                         (CONTINUED)
     Note 2  Continued
Similarly, there is no minority interest provision reflected in Seven Fields PA's statement of operations because of such capital deficiency. Although 17% of any future earnings of the Trust will accrue to the benefit of the minority shareholders of the Trust, no such minority interest will be reflected in the statement of operations so long as the Trust continues to have a capital deficiency, and as a result a negative minority interest.

Earnings Per Share
Earnings per share have been calculated to give effect to the earnings which accrue to the benefit of the minority shareholders, although under generally accepted accounting principles such minority interests may not be reflected in the balance sheet or statement of operations so long as the capital deficiency exists in the Trust.

The computation of earnings per share is as follows:

                                                    1996        1995
Consolidated Net Income                             $1,703,126  $1,327,251
Less Net Income Accruing to Minority Interest
  in Trust (17%)                                       282,935     216,415

Net Income Applicable to Seven Fields
  PA Shareholders                                   $1,420,191  $1,110,836

Weighted Average Shares Outstanding                  2,905,728   2,905,960

Earnings Per Share                                      .49        .38


Weighted average number of shares are adjusted to reflect retroactive changes related to settlements with shareholders relating to the Corporation's reorganization on November 7, 1987.

Note 3  Real Estate Rental Activities
A summary of the historical cost of properties held for rent located at Seven Fields consisting of 91 and 132 residential townhouse units at October 31, 1996, and 1995 respectively, a commercial office building and two commercial units, all of which are included in property, buildings and equipment on the balance sheets, is as follows:

                                               October 31,
                                          1996            1995
Land                                      $     386,789   $     452,061
Buildings                                     3,914,327       5,217,808
Equipment and Improvements                      359,349         647,211
                                              4,660,465       6,317,080

Accumulated Depreciation                      1,564,229       2,137,115
                                           $  3,096,236    $  4,179,965


     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995
                         (CONTINUED)

Note 3  Continued

Tenant leases are typically of 6 to 12 month duration. Individual tenants usually renew their leases upon expiration, however the Company is in the process of liquidating its rental townhouses. During 1995, construction of a two story office building having 9,434 usable square feet was completed. The Company occupies 4,717 square feet and rents 4,717 square feet to the Borough of Seven Fields under terms of a five year lease which expires
July 31, 2000. The Borough is required to pay all utilities and 50% of the operating costs of the building. The building also contains a basement which the Company utilizes for its operations. The Company has granted the Borough an option to purchase the building at the end of the lease at fair market value to be determined on the basis of the average of two appraisals.

Minimum lease payments to be received under non-cancelable operating leases at October 31, 1996, are as follows:

     1997       $   321,677
     1998            31,545
     1999            35,083
     2000            28,302
     Thereafter
     Total       $  416,607


Note 4  Mortgage Notes Receivable (Mortgage Assignments)
Commencing in 1993, the Company began financing the purchase of certain of the townhouse units it sold to individuals. Such financing is facilitated by the Company receiving an assignment of the mortgage note granted by the buyer of the individual townhouse to the mortgagee - Howard Hanna Financial Services. The Company has not perfected its security interest in the underlying collateral in that it is its policy to not record these assignments with the Butler County Recorder of Deeds. It is intended that these mortgages are to be sold in the open market when market conditions are favorable.

The Company held the following mortgage note assignments at October 31, 1996, and 1995:

                                             1996            1995
Number of Mortgage Notes                           1               3
Approximate Average Interest Rate              8.125%          7.875%
Final Maturity Date (Predominate)                2024            2024
Face Amount of Mortgage Notes                $ 62,910        $188,125
Carrying Amount of Mortgage Notes
  (Market Value)                             $ 61,807        $186,682

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995
                         (CONTINUED)


     Note 4  Continued
     Reconciliation of the Carrying Amounts of Notes


                                         1996              1995
Beginning Balances                       $ 186,682         $ 805,220
Principal Collected                         (1,160)           (5,476)
Notes Sold                                (124,055)         (637,225)
Market Valuation Change and Realized
  Gains or (Losses)                            340            24,163
Ending Balance                           $  61,807         $ 186,682

Delinquent Loans                              0                 1
Principal Amount of Delinquent Loans          0            $  63,627


Note 5  Litigation
All litigation with the former majority shareholder of the Debtors has been concluded as a result of a settlement which was finalized in November 1995. The significant terms of this settlement are:

1. The second 50% of the land held by the Company in co-tenancy has been transferred to the Company. The value of this 50% interest has not been finally determined and no additional amount has been included as an asset in the balance sheet.

2. The shareholders' derivative action filed against current management has been discontinued and withdrawn.

3. All counterclaims asserted by the former majority shareholder have been discontinued and withdrawn.

4. The Company has disbursed $175,000 of the horse escrow account to the former majority shareholder.

5. Both parties agreed to let the court decide the question of ownership of the 45 acres and former majority shareholder's residence (The "Reillys"), and agreed that the court's decision on this property would be non-appealable. On November 16, 1996, the court decided to allow the Reilly's to retain title to this property. No amount had been included in the Company's balance sheets for this claim.

6. The Corporation shares and debt owned by the former majority shareholder have been canceled.

Note 6  Notes Payable - Credit Lines
The Company entered into a revolving credit line in the amount of $1,000,000 with National City Bank in November, 1995. Interest is payable monthly at the bank's prime rate plus 1%. The credit line is to be used for individual house construction in the Northridge Manor Subdivision and is secured by a

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995
                         (CONTINUED)
Note 6  Continued
mortgage on the Company's property in that subdivision. The credit line matures December 1, 1998 and advances outstanding more than 12 months are to be repaid over a 48 month term. National City may call the notes outstanding on May 15 of each year, however, the Company is allowed 180 days to repay the balance in full. The total amount outstanding as of October 31, 1996 was $130,000, and bears interest at 9 1/4% per annum.

In August 1996 the Company also entered into a revolving credit line of $1,000,000 with First Western Bank, with interest payable monthly at the bank's prime rate plus 3/4%. The credit line is to be used for constructing up to 12 homes in the Hawthorne Commons Subdivision, and is secured by the Company's property in that subdivision. Borrowings are limited to $80,000 for each house, and any outstanding principal is required to be repaid upon the sale of each house. At October 31, 1996, the Company has no amount outstanding under this line of credit.

Subsequent to the balance sheet date on November 25, 1996, the Company also arranged a third revolving line of credit in the amount of $750,000. The proceeds under this credit line are restricted to the construction of townhouses in the Company's Georgetowne Manor Subdivision. Advances under this credit line will bear interest at First Western Bank's prime rate plus 1/2%, and must be repaid by November 30, 1997.

Note 7  Mortgages Payable
The Company is obligated under a floating rate mortgage note in the amount of $1,231,025 at October 31, 1996. Interest is based on the bank's prime rate plus 5/8%, or fixed annually at the bank's fully absorbed cost of funds, plus 2 1/2%. The rate of interest has been fixed at 8% through April 30, 1997. Repayments are in equal monthly principal and interest installments of $17,391 with a final balloon payment due November 1, 1999. The mortgage note is collateralized by 36 rental townhouse units having a net book value of approximately $737,000 and an approximate fair market value of $2,600,000 based on the recent sales prices of townhouses.

On November 29, 1995, the Company granted PNC Bank a mortgage on its office building to secure a term loan in the amount of $750,000. The proceeds of this loan were used to replenish its working capital, and to carry on its development and construction activities. This office building was completed in August 1995 at a cost of $1,263,207. Interest is based on PNC's prime rate plus 1/2% or is fixed at 2 1/4% above PNC's fully absorbed cost of funds and is being amortized over a 15 year term, but matures on December 10, 2000. At October 31, 1996, monthly principal and interest payments are $7,265 based on the current interest rate of 8.12%, which has been fixed through December 10, 1999.

The Company must also comply with certain financial covenants including at all times having a tangible net worth (defined as net worth plus general unsecured debt less deferred tax assets) of $10,000,000, a current ratio of 2 to 1; debt to net worth (adjusted for general unsecured debt and deferred tax assets) of .5 to 1; and debt service coverage of 1.1 to 1. Prior to December 5, 1996, the Company was required to maintain tangible net worth of $12,425,000 at the end of its fiscal year and $11 million during the year.

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   OCTOBER 31 1996 AND 1995
                         (CONTINUED)

Note 7 Continued
During 1996 the Company's net worth did not meet these requirements, and PNC Bank has waived such non compliance, and on December 5, 1996 reset the net worth covenant at $10 million. It is anticipated that this net worth covenant will periodically be reduced in future years to facilitate the Company's planned liquidation of its assets and distributionof proceeds of such liquidation to its debtholders and shareholders. There are also certain penalties if prepayments exceed specified amounts. Aggregate maturities of long term debt at October 31, 1996 are as follows:

                         1997  $   125,204
                         1998      145,756
                         1999      158,163
                         2000      897,688
                         2001      631,770

Surety And Mortgage
The Company is contingently liable under terms of a $2,000,000 mortgage it granted a commercial surety company on five of its buildings containing 30 townhouse units at its Seven Fields complex. These townhouses, having an approximate book value of $610,000 at October 31, 1996 and an estimated fair market value based on recent sales of individual townhouses of $2,200,000, serve as collateral for performance and maintenance bonds issued by the surety company totaling $2,400,000, related to the Company's land development. To date, the Company has successfully completed, to the extent possible, and to the satisfaction of the Borough, each of its previous subdivisions and each of its prior bonds have been duly released.

Note 8  Fair Value Of Financial Instruments
The following methods and assumptions were used to estimate the fair value of financial instruments at October 31, 1996:

Cash and temporary investments: The carrying amount reported in the balance sheet for cash and temporary investments approximates fair value.

Certificates of deposit, accounts and notes receivable, deposits, and accounts payable: The carrying amounts of these assets and liabilities in the balance sheet approximates fair value.

General unsecured debt - minority investors The carrying amount of general unsecured debt - minority investors of $10,067,744 is materially in excess of the fair value of these financial instruments. As more fully described in Notes 1 and 11, the general unsecured debt is non interest bearing, has no maturity date and legal action by the debt holder to collect is precluded. Furthermore, since the Company emerged from bankruptcy proceedings in 1987, there have been no known sales of the debt in the open market. The amount of this debt, which is ultimately repaid, and the timing of such repayment, is totally dependent upon the Company's success in developing its property and liquidating and distributing its assets to the debtholders and

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   OCTOBER 31 1996 AND 1995
                         (CONTINUED)

Note 8  Continued
shareholders. Consequently, this debt is more characteristic of an equity instrument having a preference upon liquidation, bears no interest or dividend rate, has no fixed cash stream, or maturity date. It is not practicable to determine the fair value of the general unsecured debt.

Notes Payable - Credit lines and mortgages payable: The carrying amounts of notes payable - credit lines and mortgages payable approximates fair value since interest rates of the mortgages and credit line notes approximates interest rates currently available to the Company on other debt instruments and all of credit line interest rates are of a variable nature.

Note 9  Income Taxes
The Company recognized deferred tax assets of $4,080,000 on November 1, 1993, as a result of adopting statement of financial accounting standard No. 109 "Accounting For Income Taxes". The net deferred tax asset of $4,080,000 is a result of the higher tax basis of assets than the basis recognized for financial reporting purposes at the time of reorganization. Recognition of the deferred tax assets reduced the Shareholders' Deficit created at reorganization.

At October 31, 1996, the Company has Federal and state net operating loss carryforwards for tax purposes which, if not utilized, expire as follows:

           October 31,       Federal                    State
           1997                                         $ 1,000,000
           1998                                           1,000,000
           2003              $   2,501,469
           2004                  3,911,434
           2005                  4,605,975
           2006                    626,911
           2007                    870,453
           2008                  3,892,382
           2009                  1,202,522
           2010                  1,125,182
           2011                    456,576
                Total        $  19,192,904              $ 2,000,000

For Pennsylvania income tax purposes, losses of not more than $500,000 per year from fiscal years ending October 31, 1989 through October 31, 1994 are available to offset taxable income of not more than $500,000 generated in fiscal 1997 and 1998. Losses of not more than $1,000,000 generated in fiscal 1996 may be used to offset income generated in fiscal years 1997 and 1998. The maximum net operating loss that may be used in any fiscal year is $1,000,000.

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995
                         (CONTINUED)

Note 9 Continued

Adoption of FAS 109 permitted the Company to recognize deferred tax assets substantially equivalent to the estimated tax benefits to be derived from the excess of the tax basis of the Company's assets at reorganization over the asset amounts used for financial reporting purposes. The Company has also estimated the extent to which the deferred tax asset should be reduced by a valuation allowance so that the asset will not be carried in excess of its estimated realizable value.

The net realizability of the deferred income tax assets is re-evaluated annually. The deferred tax asset which the Company estimated will be realizable is calculated annually to be an amount not to exceed 7 times the average pre-tax income for the latest two fiscal years at the tax rates in effect at that time. The Company's ability to utilize its deferred tax assets is based solely on its ability to generate sufficient pre tax-income in the future, prior to its complete liquidation, which is limited by the total property which the Company has available to develop in the future. As more fully explained in Note 1, the Company does not intend to acquire additional property to develop, but intends to develop its existing property, liquidate its remaining assets, and distribute its assets to its Investors. It is estimated that this process will not be completed until the years 2000-2005.

At October 31, 1996, the significant components of the deferred tax assets are as follows:

                                     Federal       State         Total

Tax over financial reporting basis
  of assets originating at
  reorganization                     $  2,573,293  $    840,011  $  3,413,304

Net operating loss carryforwards
  resulting from the utilization
  of the higher tax basis of
  assets since reorganization           6,457,009       199,800     6,656,809
Potential Tax Benefit at
  October 31, 1996                      9,030,302     1,039,811    10,070,113

Valuation Allowance - Reduction
  for estimated unutilized
  deferred tax assets                   5,863,302       214,811     6,078,113

Net Deferred Tax Assets              $  3,167,000  $    825,000  $  3,992,000

Significant components of the provision for income taxes are as follows:

                                               Year Ended
                                               October 31
                                        1996               1995
Deferred:
  Federal                               $ (157,000)        $  (10,000)
  State                                    157,000             58,000
  Provision For Income Taxes            $        0         $   48,000


       SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995
                         (CONTINUED)

Note 9  Continued
A reconciliation of income taxes with the amounts which would result from applying the US statutory rate follows:

                             Year Ended
                                        1996             1995
Tax at U.S. Statutory Rate              $  579,701       $  467,593
State Income Taxes Net Of Federal
  Benefit                                  112,418           90,677
State Deferred Tax Adjustment For
  Rate Change                                                18,000
Utilization of Deferred Income Tax
  Assets                                  (692,119)        (528,270)
     Provision For Income Taxes         $        0        $  48,000

Note 10 Temporary Investments
Temporary investments at October 31, 1996, and 1995 consist of $148,825 and $1,205,919 respectively invested in PNC Bank's PNC Investment Short Term Common Trust Fund. The underlying securities which consist of U.S. Treasury and U.S. Government Agency obligations and repurchase agreements relating to such obligations have average maturities of 20 to 60 days. The proceeds are deposited automatically to the Company's operating account as needed. Cost and market value of temporary investments are identical to each other at October 31, 1996, and 1995 respectively.

Note 11  Capital Stock And Subordinated Debt
The Corporation, at the time of its reorganization on November 7, 1987, as prescribed by the Plan, issued to the Investors certificates intended to represent shares of common stock and general unsecured debt of the Corporation. The certificates representing the shares stated (a) the number of shares issued, (b) total amount of the Investor's claim and (c) the amount of such claim as represented by the shares and the undischarged indebtedness owed to Investors by the Corporation. The certificates also have the following statement printed thereon: "The equity and debt interests represented hereby are not severable." The Board of Directors of the Corporation, on August 25, 1989, passed a resolution which provided that the shares and the debt held by each Investor shall be severable and separately transferable.

As a result of the reorganization effective April 30, 1995, 83% or $50,796,205 of the Investor Debt and 83% of the common stock was exchanged
for common stock in Seven Fields PA.   Therefore, the general unsecured debt
and common stock outstanding on the October 31, 1996 and 1995 balance sheets have the following characteristics:

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                  OCTOBER 31, 1996 AND 1995
                         (CONTINUED)

Note 11  Continued

General Unsecured Debt (Subordinated Debt)
     :     Subordinate to all existing debt at Reorganization
           (November 7, 1987).

     :     Subordinate to all future secured debt incurred.

     :     Non-interest bearing.

     :     Legal action to collect is precluded.

     :     No voting rights.

     : Issued at 95% of face value of Investors account balance regardless of the value of the underlying assets available to pay this debt.

     : This debt as reflected on the Company's balance sheet is to be repaid by periodic distributions as determined appropriate by the Company's Board of Directors. When such distributions are made for every $17 of debt repaid, it is the intent of the Company to distribute to its shareholders $83 as a liquidating distribution. These circumstances were created by the 1995 reorganization which was structured so as to assure proportionality of the interests between those Investors which accepted the exchange offer and those Investors who did not accept the exchange offer. The economic interests of the Investors remained proportional because of the ownership of the debt of the Corporation which was exchanged for the common stock of Seven Fields PA which was not canceled, but was transferred to Seven Fields DEL, a wholly owned subsidiary of Seven Fields PA. Therefore, as the Trust repays the debt; for every $17 of debt paid to the non-exchanging Investors, $83 will be repaid on the debt held by Seven Fields DEL. It is the Company's intent that all such repayments of debt received by Seven Fields DEL will be distributed to Seven Fields PA, which in turn will be distributed to the common stockholders of Seven Fields PA as a return of capital distribution.

Common Stock
     :     Voting Stock - One vote per share.

     :     Dividends - If and when declared by the Board of Directors.

Note 12 Capitalized Development Costs, House Construction Costs, PUC regulated Water Costs And Property Held For Investment And Future Development The Company has incurred substantial costs in continuing the development of certain of the property located at Seven Fields, Butler County, PA. The Company's development and house construction activities for the years ended October 31, 1996 and October 31, 1995 are summarized below for each of the areas of significant activity.

              THIS PAGE LEFT BLANK INTENTIONALLY

      SEVEN FIELDS DEVELOPMENT (PA), INC AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995
                         (CONTINUED)
Note 12  Continued
The following information summarizes development activities for 1996.

                      Com-
             Colon-   mercial  Com-
             ial      North    mercial
             Heights  Pointe   Retail & Brandy-  Brandy-  North    George-
             I, II    Center   Service  wine     wine     Ridge    town
             & III    Phase P  Phase Q  Woods    Commons  Manor    Manor


Acres         82      18       5        34        9       17        10
Total Lots   158       6       3        75       44       45        77
Unsold Lots    9       5       1         8        2       38        69

Balance
October
31, 1995     $399,963 $471,484 $202,348 $387,800 $195,036 $685,185  $573,645

1996 Costs
Capitalized:
Reclassify
Land Costs
Engineering &
  Supervision   3,937     6,150  17,603   15,093   18,979   25,462    27,359
Excavation &
  Construc-
  tion         65,528     1,647  44,934   14,649   11,382  142,597   287,338
Overhead
  Allocated     1,584     3,972   1,584    1,584    2,388    3,972     3,972
Interest                                                               5,400

Total
Accumulated
Costs         471,012   483,253 266,469  419,126  227,785  857,216   897,714

Less Cost of
Houses And
Lots Sold     282,856   88,548   63,534  261,526  194,838  147,551   111,720

Balance
October 31,
1996         $188,156 $394,705 $202,935 $157,600 $ 32,947 $709,665  $785,994

Classi-
fication
of Costs:
House
 Construc-
 tion &
 Develop-
 ment         188,156  394,705  202,935  157,600   32,947  709,665   785,994
Unutilized
  Land
Property,
 Plant &
 Equipment   $188,156 $394,705 $202,935 $157,600 $ 32,947 $709,665  $785,994


                                                        Single
                                  Moon,                 And
North                  Un-        Townhouse,            Multi-
Ridge      Hawthorne   utilized   Water &    Office     Family
Estates    Commons     Parcels    Other      Building   Houses      Total
31         24         245        40         3
56         96
46         96
                      $2,356,397 $1,015,303 $1,580,331 $1,961,257 $ 9,828,749

$  265,302 $  317,481   (431,358)             (317,123)   165,698
    55,426     88,050    106,222      2,000               521,858     888,139
 1,144,554    858,861    111,674      5,065             3,848,023   6,536,252
     3,972      7,944      7,140                                       38,112
    30,150     30,000                                      40,008     105,558

 1,499,404  1,302,336  2,150,075  1,022,368  1,263,208  6,536,844  17,396,810

   271,289                           11,234             3,694,641   5,127,737

$1,228,115 $1,302,336 $2,150,075 $1,011,134 $1,263,208 $2,842,203 $12,269,073

 1,228,115  1,302,336                17,606             2,842,203   7,862,262
                       2,150,075    641,288                         2,791,363
                                    352,240  1,263,208              1,615,448
$1,228,115 $1,302,336 $2,150,075 $1,011,134 $1,263,208 $2,842,203 $12,269,073

                                 Residential &    Residential &
                                 Commercial       Commercial
Estimated Additional Costs To Be Land             Building
  Incurred In Next 5 Years       Development      Development
                                                                Total
1997                             $      852,000   $   5,564,000 $   6,416,000
1998                                  2,052,000       7,948,000    10,000,000
1999                                    640,000       6,876,000     7,516,000
2000*                                   336,000       5,352,000     5,688,000
2001*                                 1,400,000       4,552,000     5,952,000

                                * Incomplete Data

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995
                         (CONTINUED)

Note 12  Continued
The following information summarizes development activities for 1995.

                 Colonial  Commer-   Commer-  Brandy-   Brandy-     North
                 Heights   cial      cial     wine      wine        Ridge
                 I, II &   Phase P   Phase Q  Woods     Commons     Manor
                 III
Acres             82       18        5        34         9          17
Total Lots       158        6        3        75        44          45
Unsold Lots       17        6        2        20        12          45

Balance
October 31,
1994             $633,270  $242,569  $117,406 $646,340  $521,400

1995 Costs
Capitalized:

Reclassify
Land Costs                                                            125,003

Engineering &
  Supervision       5,991     22,293    14,990    5,431    2,576       67,076
Excavation &
  Construction     67,256    198,878   124,323   18,896   14,313      477,062
Overhead
  Allocated         4,044      4,044     4,044    4,044    4,044        4,044
Interest                       3,700     1,900                         12,000

Total Accumulated
Costs             710,561    471,484   262,663  674,711  542,333      685,185

Less Cost of
  Houses And
  Lots Sold       310,598               60,315  286,911  347,297

Balance
October 31,
1995              $399,963  $471,484  $202,348 $387,800 $195,036     $685,185

Classification
of Costs:

House
  Construction &
  Development      399,963   471,484   202,348  387,800  195,036      685,185

Unutilized Land

Property, Plant
& Equipment       $399,963  $471,484  $202,348 $387,800 $195,036     $685,185


                                   Office &
George-     Unutil-     Moon Twp., Garden    Single    Multi-
town        ized        Water And  Apart-    Family    Family
Manor       Parcels     Other      ments     Houses    Houses     Total
10          300         40         3
77
77

            $2,170,643  $ 977,540  $ 550,553 $  743,029 $  879,663 $ 7,482,413

$197,145      (322,148)
  15,512       123,507     11,155     33,056     75,394    125,424     502,405
 343,888       369,105     38,390    968,602  1,668,095  2,177,676   6,466,484
     900        15,290                10,120                            50,574
  16,200                              18,000     12,230     13,016      77,046

 573,645     2,356,397  1,027,085  1,580,331  2,498,748  3,195,779  14,578,922

                           11,782             1,593,904  2,139,366   4,750,173

$573,645    $2,356,397 $1,015,303 $1,580,331 $  904,844 $1,056,413  $9,828,749


 573,645                   28,840               904,844  1,056,413   4,905,558

             2,356,397    639,288                                    2,995,685

                          347,175  1,580,331                         1,927,506
$573,645    $2,356,397 $1,015,303 $1,580,331  $ 904,844 $1,056,413  $9,828,749



                                 Residential
                                 & Commercial  Residential
Estimated Additional Costs To    Land          & Commercial
  Be Incurred in Next 5 Years    Development   Construction    Total

1996                             $2,974,000    $7,016,000      $ 9,990,000
1997                              2,244,000     9,534,000       11,778,000
1998                                614,000     7,422,000        8,036,000
1999*                               174,000     6,102,000        6,276,000
2000*                             1,791,000     4,782,000        6,573,000

* Incomplete Data

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995
                         (CONTINUED)

Note 13  Business Segment Information


                         1996                            1995
                         Develop-                        Develop-
                         ment                            ment
                         Con-                            Con-
              Rental &   struction            Rental &   struction
              General    & PUC                General    & PUC
              Operations Activities Total     Operations Activities Total

Gross
 Operating
 Revenue      $  801     $  9,488   $  10,289 $  1,080   $  9,205   $  10,285

Costs &
Operating
 Expenses        787        7,442       8,229      975      7,649       8,624
Depreciation
 Expense         269           62         331      329         46         375

Operating
Income (Loss)   (255)       1,984       1,729     (224)     1,510       1,286

Total
 Identifiable
 Assets        7,862       11,569      19,431    8,704     10,332      19,036

Capital
 Expenditures $   16      $   119     $   135   $   98    $ 1,064     $ 1,162


Note 14  Concentration Of Credit Risks
The Company's customers are the general public for the rental of apartments in its rental project and customers, mostly its tenants, to which water utility services are provided. The Company has historically incurred minimal credit losses.

The Company began financing certain of the sales of its townhouses during 1993. The mortgage originator, in whose name the mortgage is recorded as a first mortgage on the townhouse sold, assigns the mortgage note to the Company, which assumes all of the market and credit risks related to the note. As of October 31, 1995 and 1996, the Company held $186,682 and $61,807 respectively of these mortgage note assignments. The Company's interest in the underlying collateral is not perfected in that it is the Company's policy to not record the mortgage note assignments with the Butler County Recorder of Deeds. The Company recognized gains of $340 in 1996 and gains of $24,163 in 1995 on these mortgage notes as a result of changes in market interest rates. The Company will continue to be susceptible to possible future losses as long term interest rates continue to fluctuate. The risk of such losses can be somewhat mitigated by the higher yield earned on the mortgage note assignments held by the Company, than it earns on other funds it invests short term.

Note 15  Environmental Matters
The Company knows of no environmental risks associated with its properties and operations.

Note 16  Related Party Transactions
A shareholder and director of the Company provided the Company with certain design and architectural services and was paid $210 for such services. In addition, the law firm in which a director of the Company, is a principal was paid $8,445 for legal services provided to the Company. The Company's management believes that the Company received services of economic value equivalent to the amounts paid.

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995
                         (CONTINUED)

Note 17 Subsequent Events
Additional Distribution on General Unsecured Debt
The Company made its fifth distribution in partial repayment of its General Unsecured Debt on December 12, 1996 in the amount of $169,811 and its second distribution to its Common Stockholders in the amount of $828,121.