Form 10QSB
period 1997-01-31
SEVEN FIELDS DEVELOPMENT PA INC
filed 1997-02-27
CIK 931429

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
      For the quarterly period ended January 31, 1997.

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

  Yes  XX            No ____


                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
         As of February 11,1997 there were 2,905,682 shares of the issuer's $1.00 par value common stock outstanding.


Transitional Small Business Disclosure Format
  Yes ____           No  XX

             SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES


                                Form 10-QSB

           FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996


                     PART I  -  Financial Information



The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item 1  -  Financial Statements

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                AS OF JANUARY 31, 1997 AND OCTOBER 31, 1996

                                 ASSETS
[CAPTION]

                                                1997            1996

Cash                                      $     10,067     $    252,504
Temporary investments                           62,015          149,825
  Total Cash & Temporary Investments      $     72,082     $    402,329

Certificate of deposit                    $     60,416     $     53,755
Accounts and notes receivable, net of
  allowances of $57,552                        150,979          168,614
Mortgage notes receivable                       61,753           61,807
Capitalized development costs                5,059,145        5,020,059
Capitalized house construction costs         2,673,356        2,842,203
Prepaid expenses and deposits                  394,767          481,519
Property not currently under
  development                                2,649,843        2,791,363
Tenant security deposits                        41,240           51,485
Deferred income tax assets                   3,846,000        3,992,000

Property, Buildings &
  Equipment
Land                                     $     385,197     $    386,789
Buildings                                    3,882,535        3,914,327
Equipment and furnishings                    1,352,111        1,347,903
Construction in progress                       208,430

  Total Property, Buildings and
    Equipment                            $   5,828,273     $  5,649,019
  Accumulated Depreciation                  (2,138,622)      (2,083,587)

  Total Property, Buildings and
    Equipment, Net of Accumulated
    Depreciation                         $   3,689,651     $ 3,565,432


      Total Assets                       $  18,699,232     $ 19,430,566

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                LIABILITIES

[CAPTION]
                                                1997            1996

Accounts payable and accrued expenses     $     104,295    $    509,923
Accrued estimated costs related to
  developed lots and townhouses sold            692,463         590,920
Notes payable - credit lines                    527,750         130,000
Mortgages payable                             1,924,642       1,958,581
Customer deposits and advances                   93,593          95,137
Tenant security deposits                         41,240          51,485
General unsecured debt -
  minority investors                          9,897,933      10,067,744


    Total Liabilities                     $  13,281,916    $ 13,403,790

                          SHAREHOLDERS' EQUITY
Common stock, $1 par value,
  10,000,000 shares authorized,
  2,905,682 shares issued
  and outstanding                         $  2,905,682     $  2,905,682
Additional Paid In Capital                  48,885,863       49,713,983
Shareholders' Deficit - excess of
  non-discharged debt over assets
  on November 7, 1987 (Date of
  reorganization)                          (52,235,399)     (52,235,399)
Retained earnings, since
  November 7, 1987 (Date
  of reorganization)                         5,861,170        5,642,510
    Total Shareholders' Equity            $  5,417,316     $  6,026,776

      Total Liabilities and
       Shareholders' Equity               $ 18,699,232     $ 19,430,566

          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996
[CAPTION]
                                                1997            1996

Gross Revenue
Rental Income                              $    137,904    $    205,352
Fees & other operating income                    17,074          16,914
Water revenue                                    36,133          32,030
Developed lot and house sales                 2,368,441       1,096,742
Townhouse unit sales                             76,900         807,475

                                           $  2,636,452    $  2,158,513
Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $  1,694,662    $    900,384

Cost of Townhouses Sold                    $     72,223    $    372,625

Other Operating Expenses*                  $    177,243    $    169,684

General & Administrative Expenses*         $    221,015    $    224,315

Depreciation Expense                       $     72,230    $     93,798

     Operating Income                      $    399,079    $    397,707


Interest Expense*                          $    (40,072)   $    (27,148)
Interest Income                            $      5,653    $     17,840

Income Before
  Provision for Income Taxes               $    364,660    $    388,399

Provision for Income Taxes                 $    146,000

  Net Income                               $    218,660    $    388,399


Weighted Average Shares Outstanding           2,905,682       2,905,682

Earnings per Share                               .06             .11

* See details on following page.

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF OPERATIONS - CONTINUED
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
           FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996
[CAPTION]
                                                 1997           1996

Other Operating Expenses
Payroll, payroll taxes and benefits         $    213,630    $   174,501
Repairs & maintenance                             44,928         34,369
Utilities                                         25,662         20,561
Insurance                                         29,525         34,200
Property taxes                                    39,148         38,198
Other operating supplies & services               15,362         18,965

Total Other Operating Expenses              $    368,255    $   320,794

  Less Costs Capitalized To
    Development and House Construction          (191,012)      (151,110)

      Net Operating Expenses                $    177,243    $   169,684

General And Administrative Expenses
Payroll, payroll taxes and benefits         $    109,957    $   114,468
Professional fees                                 54,164         41,381
Professional fees related to litigation
  and pre-reorganization issues                                  14,607
Other general and administrative
  expenses                                        72,338         63,387
Total General and Administrative
  Expenses                                  $    236,459    $   233,843

  Less Costs Capitalized To
    Development and Construction                 (15,444)        (9,528)

      Net General and Administrative
        Expenses                            $    221,015    $   224,315

Interest Expense
  Total Interest Expense                    $     48,755    $    52,108

  Less Interest Capitalized to
    Development and House
    Construction                            $     (8,683)   $   (24,960)

      Net Interest Expense                  $     40,072    $    27,148

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                      AND ADDITIONAL PAID IN CAPITAL
                        FOR THE THREE MONTHS ENDED
                             JANUARY 31, 1997

                CONSOLIDATED STATEMENT OF RETAINED EARNINGS

Retained earnings - beginning                          $     5,642,510

Net income for the three month period
 ended January 31, 1997                                        218,660

Retained earnings - ending                             $     5,861,170

           CONSOLIDATED STATEMENT OF ADDITIONAL PAID IN CAPITAL
Additional paid in capital - beginning                 $    49,713,983

Return of capital distribution                                (828,120)

Additional paid in capital - ending                    $    48,885,863

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996
[CAPTION]
                                                1997            1996

Cash Flows From Operating Activities:
Net income                                 $     218,660    $   388,399
Provision for income taxes                       146,000
Depreciation                                      72,230         93,798
Capitalized development costs incurred          (314,443)      (271,506)
Capitalized house construction costs incurred (1,035,085)      (651,017)
Cost of lots & houses sold                     1,620,809        849,451
Changes in other assets & liabilities:
  Restricted cash                                               184,550
  Mortgage notes receivable                           54         59,345
  Other assets                                   107,971        221,066
  Other liabilities                             (315,874)      (345,522)
Net Cash Flows Provided By
  Operating Activities                     $     500,322    $   528,564

Cash Flows From Investing Activities:
Additions to property, buildings and
  equipment                                $    (215,295)   $   (29,335)
Sale of property, buildings & equipment           18,846        245,967
Total Cash Flows Provided By (Used In)
  Investing Activities                     $    (196,449)   $   216,632

Cash Flows From Financing Activities:
Repayment of investor debt                 $    (169,811)   $  (339,237)
Return of capital distribution                  (828,120)    (1,647,378)
Repayment of mortgages & notes payable          (103,939)       (20,409)
Proceeds from borrowings                         467,750        750,000
Total Cash Flows Used In
  Financing Activities                     $    (634,120)   $(1,257,024)
Net Decrease in Cash And
  Temporary Investments                    $    (330,247)   $  (511,828)
Cash & Temporary Investments,
  Beginning of Period                      $     402,329    $ 1,208,806
Cash & Temporary Investments,
  End of Period                            $      72,082    $   696,978
Interest Expense Included in Net Income
  From Operating Activities Above          $      40,072    $    27,148
Interest Paid & Included in Capitalized
  Development Costs & Houses Under
  Construction                             $       8,683    $    24,960

    Total Interest Paid                    $      48,755    $    52,108
Supplemental Schedule of Noncash
  Investing and Financing Activities:
  Pre-November 7, 1987 shareholder
    adjustment                                              $     5,138

            SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996


Basis of Presentation

The financial statements included herein have been prepared by the Registrant, without audit, for filing with the Securities and Exchange Commission pursuant to the rules and regulations of said commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects adjustments comprising normal recurring accruals which in the opinion of the Registrant are necessary for the fair statement of the results for the periods indicated. This financial information should be read in conjunction with financial statements and notes thereto included in the Registrant's Annual Report for the two years in the period ended October 31, 1996.

For comparative purposes certain 1996 amounts have been reclassified to conform to the presentation adopted in 1997.

Principles of Consolidation

The consolidated financial statements include the accounts of Seven Fields Development (PA), Inc. and its wholly-owned subsidiaries, Seven Fields Development Company (a Pennsylvania Business Trust,"the Trust"), Seven Fields
(DEL), Inc., and Seven Fields Management, Inc. The companies were formed pursuant to a plan of reorganization approved by the shareholders of Seven Fields Development Corporation at the annual shareholders meeting on March 31, 1995.

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

                   SEVEN FIELDS DEVELOPMENT (PA), INC.
                       NOTES TO FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996


Minority Interest Adjustment and Earnings Per Share (Con't)

Earnings per share have been calculated to give effect to the earnings which accrue to the benefit of the minority shareholders although under generally accepted accounting principles such minority interests may not be reflected in the balance sheet or statement of operations so long as the capital deficiency exists in the Trust.

The computation of earnings per share for the three months ended January 31, 1997 and 1996 is as follows:
[CAPTION]
                                                1997           1996

   Net Income                              $ 218,660      $ 388,399
   Less Net Income Accruing to
    Minority Interest in Seven
    Fields Development Company                36,183         64,524

   Net Income Applicable to Seven Fields
   (PA), Inc. Shareholders                 $ 182,477      $ 323,875

   Earnings Per Share                          .06            .11

   Weighted Average Shares Outstanding      2,905,682      2,905,682

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Financial Condition

The Company's financial condition improved due to generation of net profit of $218,660 in the first three months of 1997. The Company obtained a $250,000 unsecured line of credit from PNC Bank, N.A.; however, no amounts have been drawn on the line of credit. Cash from operations and reserves was used to fund repayment of general unsecured debt and return of capital distribution totaling $997,931.

Inventory at the end of the first quarter of 1997 consisted of thirteen single family homes in various stages of construction including two model homes, two homes under agreement of sale, and nine homes available for sale. Also included in inventory are thirty-three multi-family homes, in various stages of construction, including two model homes, twelve homes under agreement of sale and nineteen homes available for sale.

Development of land for a real estate sales center neared completion in the quarter and construction of the building shall commence in the second quarter.

Results of Operations for the Three Month Periods

In 1997, rental income decreased from the prior year's period by $67,448 due to the sale of townhouse units. Since one of these townhouse units was sold in 1997 and eleven were sold in 1996, gross revenue from townhouse unit sales decreased in 1997 by $730,575. Developed lot and house sales increased from 1996 to 1997 by $1,271,699 due to sales of six lots, seven houses, two multi-family units and one commercial lot in 1997, compared with four lots, four houses, and five multi-family units a year earlier. As a result of the above and other minor variations, total gross revenue in the period increased by $477,939 from the prior year's period.

Cost of developed lots and houses sold increased by $794,278 in 1997 and cost of townhouses sold decreased by $300,402 in 1997; both such variations are due primarily to corresponding proportionate changes in sales volumes.

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Results of Operations for Three Month Periods (Con't)

Due primarily to type of product sold and respective sales volumes, the Company's income before provision for income taxes decreased from 1996 to 1997 by $23,739.

The Company recognized a provision for income tax in 1997 of $146,000; such amount serves to reduce deferred income tax assets and it is anticipated that no income tax will be paid this year. Upon adopting Financial Accounting Standard #109 ("FAS 109") in 1994 the Company recognized a $4 million dollar deferred tax asset, and, annually, values the realizability of such asset based on the Company's ability to generate sufficient revenue in future years. Based on the assets the Company currently owns and its development plans, it is estimated that the deferred tax assets will be utilized upon development and sale of the Company's remaining property, and the Company has begun, effective November 1, 1996, recognizing tax expense at a combined federal and state rate of 40%.

Part II - Item 1     Legal Proceedings

None.




Part II - OTHER INFORMATION

Item 6.       Exhibits and Other Reports on Form 8-K

    (a) Exhibits
              None

    (b) Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended January 31, 1997.

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