Form 10QSB
period 1997-04-30
SEVEN FIELDS DEVELOPMENT PA INC
filed 1997-06-11
CIK 931429

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
      For the quarterly period ended April 30, 1997.

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

  Yes  XX            No ____


                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
           As of May 28, 1997 there were 2,905,682 shares of the issuer's $1.00 par value common stock outstanding.


Transitional Small Business Disclosure Format
  Yes ____           No  XX

             SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES


                                Form 10-QSB

             FOR THE SIX MONTHS ENDED APRIL 30, 1997 AND 1996


                     PART I  -  Financial Information


The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item 1  -  Financial Statements

          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 AS OF APRIL 30, 1997 AND OCTOBER 31, 1996
                                 ASSETS


                                                1997            1996
Cash                                      $     21,005     $    252,504
Temporary investments                          107,811          149,825
  Total Cash & Temporary Investments      $    128,816     $    402,329

Certificate of deposit                    $     65,906     $     53,755
Accounts and notes receivable, net of
  allowances of $57,552                        193,666          168,614
Mortgage notes receivable                       61,508           61,807
Capitalized development costs                4,995,699        5,020,059
Capitalized house construction costs,
  net of allowances                          3,204,713        2,842,203
Prepaid expenses and deposits                  321,956          481,519
Property not currently under
  development                                2,711,784        2,791,363
Tenant security deposits                        40,540           51,485
Deferred income tax assets                   3,846,000        3,992,000

Property, Buildings &
  Equipment
Land                                     $     378,829     $    386,789
Buildings                                    3,755,365        3,914,327
Equipment and furnishings                    1,328,800        1,347,903
Construction in progress                       309,798

  Total Property, Buildings and
    Equipment                            $   5,772,792     $  5,649,019
  Accumulated Depreciation                  (2,119,776)      (2,083,587)

  Total Property, Buildings and
    Equipment, Net of Accumulated
    Depreciation                         $   3,653,016     $  3,565,432


      Total Assets                       $  19,223,604     $ 19,430,566

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                LIABILITIES

                                                1997            1996
Accounts payable and accrued expenses     $      75,596    $    509,923
Accrued estimated costs related to
  developed lots and townhouses sold            682,433         590,920
Notes payable - credit lines                  1,108,875         130,000
Mortgages payable                             1,888,878       1,958,581
Customer deposits and advances                  136,039          95,137
Tenant security deposits                         40,540          51,485
General unsecured subordinated debt -
  minority investors                          9,897,933      10,067,744


    Total Liabilities                     $  13,830,294    $ 13,403,790

                          SHAREHOLDERS' EQUITY
Common stock, $1 par value,
  10,000,000 shares authorized,
  2,905,682 shares issued
  and outstanding                         $   2,905,682    $  2,905,682
Additional Paid In Capital                   48,885,863      49,713,983
Shareholders' Deficit - excess of
  non-discharged debt over assets
  on November 7, 1987 (Date of
  reorganization)                           (52,235,399)    (52,235,399)
Retained earnings, since
  November 7, 1987 (Date
  of reorganization)                          5,837,164       5,642,510
    Total Shareholders' Equity             $  5,393,310    $  6,026,776


      Total Liabilities and
       Shareholders' Equity                $ 19,223,604    $ 19,430,566


          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                                1997            1996
Gross Revenue
Rental Income                              $    126,405    $    186,493
Fees & other operating income                    17,175          17,056
Water revenue                                    36,661          32,360
Developed lot and house sales                 1,174,366       1,356,310
Townhouse unit sales                            308,574         647,569

                                           $  1,663,181    $  2,239,788
Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $  1,057,075    $  1,159,461

Cost of Townhouses Sold                    $    168,512    $    343,587

Other Operating Expenses*                  $    168,515    $    154,412

General & Administrative Expenses*         $    191,765    $    224,435

Depreciation Expense                       $     72,073    $     84,940

     Operating Income                      $      5,241    $    272,953


Interest Expense*                          $    (36,203)   $    (20,597)
Interest Income                            $      6,956    $     13,190



Net Income(Loss)                           $    (24,006)   $    265,546


Net Income (Loss) Per Share                     (.01)            .08

* See details on following page.

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
            FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                                 1997           1996
Other Operating Expenses
Payroll, payroll taxes and benefits         $    159,938    $   146,711
Repairs & maintenance                             40,849         42,683
Utilities                                         32,997         33,362
Insurance                                         31,445         34,200
Property taxes                                    37,761         27,753
Other operating supplies & services               23,187         18,327

Total Other Operating Expenses              $    326,177    $   303,036

  Less Costs Capitalized To
    Development and House Construction          (157,662)      (148,624)

      Net Operating Expenses                $    168,515    $   154,412


General And Administrative Expenses
Payroll, payroll taxes and benefits         $     89,443    $    92,175
Professional fees                                 37,603         49,621
Professional fees related to litigation
  and pre-reorganization issues                                  27,672
Other general and administrative
  expenses                                        80,163         64,495
Total General and Administrative
  Expenses                                  $    207,209    $   233,963

  Less Costs Capitalized To
    Development and Construction                 (15,444)        (9,528)

  Net General and Administrative
      Expenses                              $    191,765    $   224,435


Interest Expense
  Total Interest Expense                    $     53,036    $    48,788

  Less Interest Capitalized to
    Development and House
    Construction                                 (16,833)       (28,191)

  Net Interest Expense                      $     36,203    $    20,597


            SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE SIX MONTHS ENDED APRIL 30, 1997 AND 1996
                                                1997            1996
Gross Revenue
Apartment rentals                          $     264,309   $    391,845
Fees & other operating income                     34,249         33,970
Water revenue                                     72,794         64,390
Developed lot and house sales                  3,542,807      2,453,052
Townhouse unit sales                             385,474      1,455,044

                                           $   4,299,633   $  4,398,301
Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $   2,751,737   $  2,059,845

Cost of Townhouses Sold                    $     240,735   $    716,212

Other Operating Expenses*                  $     345,758   $    324,096

General & Administrative Expenses*         $     412,780   $    448,750

Depreciation Expense                       $     144,303   $    178,738

     Operating Income                      $     404,320   $    670,660

Interest Expense*                          $     (76,275)  $    (47,745)
Interest Income                            $      12,609   $     31,030

Income Before
  Provision for Income Taxes               $     340,654   $    653,945

Provision for Income Taxes                 $     146,000   $

Net Income                                 $     194,654   $    653,945


Net Income Per Share                              .06           .19

* See details on following page.

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
             FOR THE SIX MONTHS ENDED APRIL 30, 1997 AND 1996
                                                 1997           1996

Other Operating Expenses
Payroll, payroll taxes and benefits         $    373,568    $   321,212
Repairs & maintenance                             85,777         77,052
Utilities                                         58,659         53,923
Insurance                                         60,970         68,400
Property taxes                                    76,909         65,951
Other operating supplies & services               38,549         37,292

Total Other Operating Expenses              $    694,432    $   623,830

  Less Costs Capitalized To
    Development and Construction                (348,674)      (299,734)

      Net Other Operating Expenses          $    345,758    $   324,096


General And Administrative Expenses
Payroll, payroll taxes and benefits         $    199,400    $   206,643
Professional fees                                 91,767         91,002
Professional fees related to litigation
  and pre-reorganization issues                                  42,279
Other general and administrative
  expenses                                       152,501        127,882
Total General and Administrative
  Expenses                                  $    443,668    $   467,806

  Less Costs Capitalized To
    Development and Construction                 (30,888)       (19,056)

  Net General and Administrative
      Expenses                              $    412,780    $   448,750


Interest Expense
  Total Interest Expense                    $    101,791    $   100,896

  Less Interest Capitalized to
    Development and House
    Construction                                 (25,516)       (53,151)

  Net Interest Expense                      $     76,275    $    47,745

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED APRIL 30, 1997 AND 1996

                                                1997            1996
Cash Flows From Operating Activities:
Net income                                 $     194,654    $   653,945
Provision for deferred income taxes              146,000
Depreciation                                     144,303        178,738
Capitalized development costs incurred          (514,002)      (662,342)
Capitalized house construction
  costs incurred                              (2,354,523)    (1,524,398)
Cost of lots & houses sold                     2,609,954      1,938,021
Changes in other assets & liabilities:
  Restricted cash                                               184,550
  Mortgage notes receivable                          299         59,696
  Other assets                                   133,305        173,935
  Other liabilities                             (312,857)      (142,280)
Net Cash Flows Provided By
  Operating Activities                     $      47,133    $   859,865

Cash Flows From Investing Activities:
Additions to property, buildings and
  equipment                                $    (325,174)   $   (36,857)
Sale of property, buildings & equipment           93,287        430,031
Total Cash Flows Provided By
  (Used In) Investing Activities           $    (231,887)   $   393,174

Cash Flows From Financing Activities:
Repayment of investor debt                 $    (169,811)   $  (339,237)
Return of capital distribution                  (828,120)    (1,656,241)
Repayment of mortgages payable                  (224,078)      (371,302)
Proceeds from borrowings                       1,133,250        750,000
Total Cash Flows Used In
   Financing Activities                    $     (88,759)   $(1,616,780)

Net Decrease in Cash And
  Temporary Investments                    $    (273,513)   $  (363,741)
Cash & Temporary Investments,
  Beginning of Period                      $     402,329    $ 1,208,806
Cash & Temporary Investments,
  End of Period                            $     128,816    $   845,065

Interest Expense Included in Net Income
  From Operating Activities Above          $      76,275    $    47,745
Interest Paid & Included in Capitalized
  Development Costs & Houses Under
  Construction                             $      25,516    $    53,151

    Total Interest Paid                    $     101,791    $   100,896

Supplemental Schedule of Noncash
  Investing and Financing Activities:
    Other Investor Adjustments                              $     5,138

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                      AND ADDITIONAL PAID IN CAPITAL
                         FOR THE SIX MONTHS ENDED
                              APRIL 30, 1997
                CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Retained earnings - beginning                          $     5,642,510

Net income for the six months
  ended April 30                                               194,654

Retained earnings - ending                             $     5,837,164


           CONSOLIDATED STATEMENT OF ADDITIONAL PAID IN CAPITAL
Additional paid in capital - beginning                 $    49,713,983

Return of capital distribution to shareholders                (828,120)

Additional paid in capital - ending                    $    48,885,863

                   SEVEN FIELDS DEVELOPMENT (PA), INC.
                       NOTES TO FINANCIAL STATEMENTS
     FOR THE THREE AND SIX MONTH PERIODS ENDED APRIL 30,1997 AND 1996


Basis of Presentation

The financial statements included herein have been prepared by the Registrant, without audit, for filing with the Securities and Exchange Commission pursuant to the rules and regulations of said commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects adjustments comprising normal recurring accruals which in the opinion of the Registrant are necessary for the fair statement of the results for the periods indicated. This financial information should be read in conjunction with financial statements and notes thereto included in the Registrant's Annual Report for the two years ended October 31, 1996.

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

                       Notes to Financial Statements for the Six Months Ended April 30, 1997 and 1996 (Cont.)


Minority Interest Adjustment and Earnings Per Share (Cont.)

Earnings per share have been calculated to give effect to the earnings which accrue to the benefit of the minority shareholders although under generally accepted accounting principles such minority interests may not be reflected in the balance sheet or statement of operations so long as the capital deficiency exists in the Trust.

The computation of earnings (loss) per share for the three months ended April 30, 1997 and 1996 is as follows:
[CAPTION]
                                                1997           1996
    [S]                                     [C]            [C]

   Net Income (Loss)                       $ (24,006)     $ 265,546
   Less Net Income (Loss) Accruing to
    Minority Interest in Seven
    Fields Development Company                (4,081)        44,114

   Net Income Applicable to Seven Fields
    (PA), Inc. Shareholders                $ (19,925)     $ 221,432

   Earnings(Loss)Per Share                   (.01)           .08

    Weighted Average Shares Outstanding     2,905,682      2,905,682

The computation of earnings per share for the six months ended April 30, 1997 and 1996 is as follows:
[CAPTION]
                                               1997           1996
    [S]                                     [C]           [C]
   Net Income                              $ 194,654     $  653,945
   Less Net Income Accruing to
    Minority Interest in Seven
    Fields Development Company                33,091        108,637

   Net Income Applicable to Seven Fields
    (PA), Inc. Shareholders                $ 161,563     $  545,308

   Earnings Per Share                          .06            .19

    Weighted Average Shares Outstanding     2,905,682      2,905,682

Part I - Item 2              Management Discussion and Analysis of Financial
                             Condition and Results of Operations


Financial Condition

The Company obtained a $250,000 unsecured line of credit from PNC Bank, N.A.; however, no amounts have been drawn on the line of credit. Cash was used to fund repayment of general unsecured debt of $169,811 and return of capital of $828,120. Over $1.1 million has been borrowed during 1997 to fund construction.

Inventory at the end of the second quarter of 1997 consisted of thirteen single family homes in various stages of construction including two model homes, four homes under agreement of sale, and seven homes available for sale. Also included in inventory are thirty-four multi-family homes, in various stages of construction, including two model homes, nine homes under agreement of sale and twenty-three homes available for sale.

Results of Operations for Six Month Periods

In 1997, rental income decreased from the prior year's period by $127,536 due to the sale of townhouse units. Since five of these townhouse units were sold in 1997 and twenty were sold in 1996, gross revenue from townhouse unit sales decreased in 1997 by $1,069,570. Management believes that decreased townhouse sales are a result of increased competition and slightly unfavorable market conditions. Additionally, management believes that due to the availability of its newly constructed multi-family units, buyers are opting to purchase the higher-priced units instead of the townhouse units.

Developed lot and house sales increased from 1996 to 1997 by $1,089,755 due to sales of ten lots, eight houses, nine multi-family units and one commercial lot in 1997, compared with ten lots, five houses, and seven multi-family units a year earlier. As a result of the above and other minor variations, total gross revenue in the six month period decreased by $98,668 from the prior year's period.

The cost of developed lots and houses sold increased by $691,892 in 1997 and the cost of townhouses sold decreased by $475,477 in 1997; both such variations are due to corresponding proportionate changes in sales volumes.

While gross other operating expense increased by $70,602 from 1996 to 1997 due to increased maintenance costs and rising activity levels in home construction and water company activities, net other operating expenses only increased by $21,662 due to greater capitalization of expenses in 1997. General and administrative expenses decreased from 1996 to 1997 because of higher 1996 fees associated with the reorganization.

While gross interest expense remained about the same in 1996 and 1997, net interest expense increased in 1997, due to greater capitalization in 1996 because of land development projects underway at that time.

                       Management Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for Six Month Periods (Cont.)

As a result of the stated variations and due primarily to the decrease of townhouse sales, the Company's income before provision for income taxes decreased from 1996 to 1997 by $313,291.

The Company recognized a provision for income tax in 1997 of $146,000; such amount serves to reduce deferred income tax assets and it is anticipated that no income tax will be paid this year. Upon adopting Financial Accounting Standard #109 ("FAS 109") in 1994 the Company recognized a $4 million dollar deferred tax asset, and, annually, values the realizability of such asset based on the Company's ability to generate sufficient revenue in the future period. It is estimated that the deferred tax assets will be utilized upon development and sale of the Company's remaining property, and the Company has begun, effective November 1, 1996, recognizing tax expense at a combined federal and state rate of 40%.
PAGE

Part II - Item 1     Legal Proceedings

None

Part II - OTHER INFORMATION

Item 6.       Exhibits and Other Reports on Form 8-K

    (a) Exhibits
              None

    (b) Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended April 30, 1997.

                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          Seven Fields Development (PA), Inc.



Date:_________________  By: George K. Wright, Vice-President



Date:_________________  By: Roman Polnyj, Chief Financial Officer