Form 10QSB
period 1997-07-31
SEVEN FIELDS DEVELOPMENT PA INC
filed 1997-09-12
CIK 931429

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
      For the quarterly period ended July 31, 1997.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

         For the transition period from ........... to ...........

                     Commission File No. 33-85102-01

                    SEVEN FIELDS DEVELOPMENT (PA), INC.
              (Name of small business issuer in its charter)

     PENNSYLVANIA                           25-1752570
(State of Incorporation)         (I.R.S. Employer Identification No.)

        2200 Garden Drive, Suite 200, Seven Fields, PA  16046-7846
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

  Yes  XX            No ____


                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
          As of August 20,1997 there were 2,905,682 shares of the issuer's $1.00 par value common stock outstanding.


Transitional Small Business Disclosure Format
  Yes ____           No  XX

             SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES

                                Form 10-QSB

             FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996


                     PART I  -  Financial Information



The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item 1  -  Financial Statements

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 AS OF JULY 31, 1997 AND OCTOBER 31, 1996
                                 ASSETS
                                                1997            1996

Cash                                     $     120,263     $    252,504
Temporary investments                          383,725          149,825
  Total Cash & Temporary Investments     $     503,988     $    402,329

Certificate of deposit                   $         336     $     53,755
Accounts and notes receivable, net of
  allowances of $57,589 and $57,552            207,034          168,614
Mortgage notes receivable                       61,398           61,807
Capitalized development costs                5,191,557        5,020,059
Capitalized house construction costs         3,493,311        2,842,203
Prepaid expenses and deposits                  268,446          481,519
Property not currently under
  development                                2,983,671        2,791,363
Tenant security deposits                        41,770           51,485
Deferred income tax assets                   3,606,000        3,992,000

Property, Buildings &
  Equipment
Land                                     $     370,869     $    386,789
Buildings                                    3,596,404        3,914,327
Equipment and furnishings                    1,406,960        1,347,903
Construction in progress                       382,774

  Total Property, Buildings and
    Equipment                            $   5,757,007     $  5,649,019
  Accumulated Depreciation                  (2,106,211)      (2,083,587)

  Total Property, Buildings and
    Equipment, Net of Accumulated
    Depreciation                         $   3,650,796     $  3,565,432


      Total Assets                       $  20,008,307     $ 19,430,566

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                LIABILITIES
                                                1997            1996
Accounts payable and accrued expenses     $     104,504    $    509,923
Accrued estimated costs related to
  developed lots and townhouses sold          1,060,555         590,920
Loans payable - lines of credit               1,185,125         130,000
Mortgage payable                              1,854,466       1,958,581
Customer deposits and advances                   89,098          95,137
Tenant security deposits                         41,770          51,485
General unsecured subordinated debt           9,897,933      10,067,744


    Total Liabilities                     $  14,233,451    $ 13,403,790

                          SHAREHOLDERS' EQUITY
Common stock, $1 par value,
  10,000,000 shares authorized,
  2,905,682 shares issued
  and outstanding                         $  2,905,682     $  2,905,682
Additional Paid In Capital                  48,885,863       49,713,983
Shareholders' Deficit - excess of
  non-discharged debt over assets
  on November 7, 1987 (Date of
  reorganization)                          (52,235,399)     (52,235,399)
Retained earnings, since
  November 7, 1987 (Date
  of reorganization)                         6,218,710        5,642,510
    Total Shareholders' Equity            $  5,774,856     $  6,026,776

      Total Liabilities and
       Shareholders' Equity               $ 20,008,307     $ 19,430,566

          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JULY 31, 1997 AND 1996

                                                1997            1996
Gross Revenue
Apartment rentals                          $    129,323    $    173,204
Fees & other operating income                    17,165          17,582
Water revenue                                    44,207          34,959
Developed lot and house sales                 2,481,337       1,527,583
Townhouse unit sales                            393,250         913,876

                                           $  3,065,282    $  2,667,204
Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $  1,760,649    $  1,206,654

Cost of Townhouses Sold                    $    187,134    $    456,054

Other Operating Expenses*                  $    233,315    $    214,798

General & Administrative Expenses*         $    178,382    $    155,495

Depreciation Expense                       $     72,411    $     74,547

     Operating Income                      $    633,391    $    559,656


Interest Expense*                          $    (19,637)   $    (12,598)
Interest Income                            $      7,792    $     13,254

Income Before Provision
 for Income Taxes                          $    621,546    $    560,312

Provision For Income Taxes                 $    240,000


Net Income                                 $    381,546    $    560,312



Earnings per Share                               .11             .16

Weighted Average Shares Outstanding           2,905,682       2,905,682

* See details on following page.

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
             FOR THE THREE MONTHS ENDED JULY 31, 1997 AND 1996
                                                 1997           1996
Other Operating Expenses
Payroll, payroll taxes and benefits         $    201,826    $   183,634
Repairs & maintenance                             53,873         77,029
Utilities                                         32,064         32,791
Insurance                                         40,565         34,200
Property taxes                                    36,030         40,615
Other operating supplies & services               31,138         14,791

Total Other Operating Expenses              $    395,496    $   383,060

  Less Costs Capitalized To
    Development and House Construction          (162,181)      (168,262)

      Net Operating Expenses                $    233,315    $   214,798


General And Administrative Expenses
Payroll, payroll taxes and benefits         $    107,268    $    94,810
Professional fees                                 14,039         16,138
Professional fees related to litigation
  and pre-reorganization issues                                     800
Other general and administrative
  expenses                                        72,519         53,275
Total General and Administrative
  Expenses                                  $    193,826    $   165,023

  Less Costs Capitalized To
    Development and Construction                 (15,444)        (9,528)

  Net General and Administrative
      Expenses                              $    178,382    $   155,495


Interest Expense
  Total Interest Expense                    $     69,364    $    42,025

  Less Interest Capitalized to
    Development and House
    Construction                            $    (49,727)   $   (29,427)

  Net Interest Expense                      $     19,637    $    12,598

            SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996

                                                1997            1996
Gross Revenue
Apartment rentals                          $     393,632   $    565,049
Fees & other operating income                     51,414         51,552
Water revenue                                    117,001         99,349
Developed lot and house sales                  6,024,144      3,980,635
Townhouse unit sales                             778,724      2,368,920

                                           $   7,364,915   $  7,065,505
Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $   4,512,386   $  3,266,499

Cost of Townhouses Sold                    $     427,869   $  1,172,266

Other Operating Expenses*                  $     579,073   $    538,894

General & Administrative Expenses*         $     591,162   $    604,245

Depreciation Expense                       $     216,714   $    253,285

     Operating Income                      $   1,037,711   $  1,230,316

Interest Expense*                          $     (95,912)  $    (60,343)
Interest Income                            $      20,401   $     44,284

Income Before Provision
 For Income Taxes                          $     962,200   $  1,214,257

Provision For Income Taxes                 $     386,000

Net Income                                 $     576,200   $  1,214,257


Earnings per Share                                .17            .35


Weighted Average Shares Outstanding           2,905,682       2,905,682

* See details on following page.

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
             FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996
                                                 1997           1996
Other Operating Expenses
Payroll, payroll taxes and benefits         $    575,394    $   504,846
Repairs & maintenance                            139,650        154,081
Utilities                                         90,723         86,714
Insurance                                        101,535        102,600
Property taxes                                   112,939        106,566
Other operating supplies & services               69,687         52,083

Total Other Operating Expenses              $  1,089,928    $ 1,006,890

  Less Costs Capitalized To
    Development and House Construction          (510,855)      (467,996)

      Net Operating Expenses                $    579,073    $   538,894


General And Administrative Expenses
Payroll, payroll taxes and benefits         $    306,668    $   301,453
Professional fees                                105,806        107,140
Professional fees related to litigation
  and pre-reorganization issues                                  43,079
Other general and administrative
  expenses                                       225,020        181,157
Total General and Administrative
  Expenses                                  $    637,494    $   632,829

  Less Costs Capitalized To
    Development and Construction                 (46,332)       (28,584)

  Net General and Administrative
      Expenses                              $    591,162    $   604,245


Interest Expense
  Total Interest Expense                    $    171,155    $   142,921

  Less Interest Capitalized to
    Development and House
    Construction                            $    (75,243)   $   (82,578)

  Net Interest Expense                      $     95,912    $    60,343

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                      AND ADDITIONAL PAID IN CAPITAL
                         FOR THE NINE MONTHS ENDED
                               JULY 31, 1997
                CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Retained earnings - beginning                          $     5,642,510

Net income for the nine month period                           576,200
 ended July 31

Retained earnings - ending                             $     6,218,710




           CONSOLIDATED STATEMENT OF ADDITIONAL PAID IN CAPITAL
Additional paid in capital - beginning                 $    49,713,983

Return of capital distribution to shareholders                (828,120)

Additional paid in capital - ending                    $    48,885,863

            SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996

[CAPTION]
                                                       1997            1996
Cash Flows From Operating Activities:
Net income                                 $     576,200    $ 1,214,257
Provision for deferred income taxes              386,000
Depreciation                                     216,714        253,285
Capitalized development costs incurred        (1,496,389)    (1,642,929)
Capitalized construction
  costs incurred                              (3,757,247)    (2,453,546)
Cost of lots & houses sold                     4,238,722      2,873,110
Changes in other assets & liabilities:
  Restricted cash                                               184,550
  Mortgage notes receivable                          409        124,090
  Other assets                                   237,787        117,641
  Other liabilities                               48,462       (293,660)
Net Cash Flows From Operating Activities   $     450,658    $   376,798

Cash Flows From Investing Activities:
Additions to property, buildings and
  equipment                                $    (490,554)   $   (99,681)
Sale of property, buildings & equipment          188,476        692,309
Total Cash Flows From Investing Activities $    (302,078)   $   592,628

Cash Flows From Financing Activities:
Repayment of investor debt                 $    (169,811)   $  (339,237)
Return of capital to shareholders               (828,120)    (1,656,241)
Repayment of mortgages payable                  (554,490)      (404,155)
Proceeds of new mortgage                       1,505,500        750,000
Total Cash Flows From Financing Activities $     (46,921)   $(1,649,633)
Net Change in Cash And
  Temporary Investments                    $     101,659    $  (680,207)
Cash & Temporary Investments,
  Beginning of Period                      $     402,329    $ 1,208,806
Cash & Temporary Investments,
  End of Period                            $     503,988    $   528,599

Interest Expense Included in Net Income
  From Operating Activities Above          $      95,912    $    60,343
Interest Paid & Included in Capitalized
  Development Costs & Houses Under
  Construction                             $      75,243    $    82,578

    Total Interest Paid                    $     171,155    $   142,921

Supplemental Schedule of Noncash
  Investing and Financing Activities:
  Pre-November 7, 1987 shareholder
    adjustment                                              $     5,138

                   SEVEN FIELDS DEVELOPMENT (PA), INC.
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996


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

                   SEVEN FIELDS DEVELOPMENT (PA), INC.
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996


Minority Interest Adjustment and Earnings Per Share (Con't)

Earnings per share have been calculated to give effect to the earnings which accrue to the benefit of the minority shareholders although under generally accepted accounting principles such minority interests may not be reflected in the balance sheet or statement of operations so long as the capital deficiency exists in the Trust.

The computation of earnings per share for the three months ended July 31, 1997 and 1996 is as follows:
[CAPTION]
                                                1997           1996
    [S]                                     [C]            [C]
   Net Income                              $ 381,546      $ 560,312
   Less Net Income Accruing to
    Minority Interest in Seven
    Fields Development Company                62,631         93,083

   Net Income Applicable to Seven Fields
   (PA), Inc. Shareholders                 $ 318,915      $ 467,229

   Earnings Per Share                          .11            .16

   Weighted Average Shares Outstanding     2,905,682      2,905,682


The computation of earnings per share for the nine months ended July 31, 1997 and 1996 is as follows:
[CAPTION]
                                               1997           1996
    [S]                                     [C]           [C]
   Net Income                              $ 576,200     $1,214,257
   Less Net Income Accruing to
    Minority Interest in Seven
    Fields Development Company                95,722        201,720

   Net Income Applicable to Seven Fields
    (PA), Inc. Shareholders                $ 480,478     $1,012,537

   Earnings Per Share                          .17            .35

   Weighted Average Shares Outstanding     2,905,682      2,905,682

Part I - Item 2        Management Discussion and Analysis of Financial
                       Condition and Results of Operations


Financial Condition

The Company obtained a $250,000 unsecured line of credit from PNC Bank, N.A.; however, no amounts have been drawn on the line of credit. Over $1.5 million has been borrowed during 1997 to fund construction, while approximately $.5 million of loans payable have been repaid. Cash was also used to fund repayment of general unsecured debt of $169,811 and return of capital of $828,120. Land development for and construction of an office building continued during the quarter. Such building shall be leased to the real estate company which is responsible for all of the Company's residential sales.

Inventory at the end of the third quarter of 1997 consisted of thirteen single family homes in various stages of construction including one model home, four homes under agreement of sale, and eight homes available for sale. Also included in inventory are thirty-four multi-family homes, in various stages of construction, including three model homes, ten homes under agreement of sale and twenty-one homes available for sale.

Results of Operations for Nine Month Periods

In 1997, rental income decreased from the prior year's period by $171,417 due to the sale of townhouse units. Since ten of these townhouse units were sold in 1997 and 32 were sold in 1996, gross revenue from townhouse unit sales decreased in 1997 by $1,590,196. Management believes that decreased townhouse sales are a result of increased competition and slightly unfavorable market conditions. Additionally, management believes that due to the availability of its newly constructed multi-family units, buyers are opting to purchase the higher-priced units instead of the townhouse units.

Developed lot and house sales increased from 1996 to 1997 by $2,043,509 due to sales of fourteen lots, ten houses, seventeen multi-family units and three commercial lot in 1997, compared with sixteen lots, seven houses, and thirteen multi-family units a year earlier. As a result of the above and other minor variations, total gross revenue in the nine month period increased by $299,410 from the prior year's period.

The cost of developed lots and houses sold increased by $1,245,887 in 1997 and the cost of townhouses sold decreased by $744,397 in 1997; both such variations are due to corresponding proportionate changes in sales volumes.

While gross other operating expense increased by $83,038 from 1996 to 1997 due to increased maintenance costs and rising activity levels in home construction and water company activities, net other operating expenses only increased by $40,179 due to greater capitalization of expenses in 1997. Interest expense increased in 1997 because of increased borrowing for construction activities.

Part I - Item 2(Cont.) Management Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations for Nine Month Periods (Cont.)

As a result of the stated variations and due primarily to the decrease of townhouse sales, the Company's income before provision for income taxes decreased from 1996 to 1997 by $252,057.

The Company recognized a provision for income tax in 1997 of $386,000; such amount serves to reduce deferred income tax assets and it is anticipated that no income tax will be paid this year. Upon adopting Financial Accounting Standard #109 ("FAS 109") in 1994 the Company recognized a $4 million dollar deferred tax asset, and, annually, values the realizability of such asset based on the Company's ability to generate sufficient revenue in future periods. It is estimated that the deferred tax assets will be utilized upon development and sale of the Company's remaining property, and the Company has begun, effective November 1, 1996, recognizing tax expense at a combined federal and state rate of 40%.

Part II - Item 1     Legal Proceedings

None

Part II - OTHER INFORMATION

Item 6.       Exhibits and Other Reports on Form 8-K

    (a) Exhibits
              None

    (b) Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended July 31, 1997.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Seven Fields Development (PA), Inc.



Date:September 8, 1997  By:George K. Wright
                           George K. Wright, Vice-President



Date:September 8, 1997  By:Darell L. Craig
                           Darell L. Craig, Chief Operating Officer