Form 10KSB
period 1997-10-31
SEVEN FIELDS DEVELOPMENT PA INC
filed 1998-01-29
CIK 931429

US Securities and Exchange Commission
                      Washington, DC  20549
                         Form 10-KSB
                                (Mark One)
  [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934
          For the fiscal year ended October 31, 1997

  [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934
  For the transition period from .................. to ....................
              Commission file number 33-85102-01

             SEVEN FIELDS DEVELOPMENT (PA), INC.
        (Name of small business issuer in its charter)
                          Pennsylvania      25-1752570
          (State or other jurisdiction of  (IRS Employer
          incorporation or organization)   Identification No.)

          2200 GARDEN DRIVE, SUITE 200, MARS, PA  16046-7846
         (Address of principal executive offices)  (Zip Code)

                        (412) 776-5070
       (Issuer's telephone number, including area code)

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

   Issuer's revenues for its most recent fiscal year: $  $10,930,834.

The aggregate market value of the issuer's voting stock held by non-affiliates as of January 28, 1998 is indeterminable. There is no known market for the issuer's common stock, and the terms of any private sales of such common stock which did occur are not known to the issuer.

As of January 28, 1998 there were 2,905,682 shares of the issuer's common stock outstanding.

   Transitional Small Business Disclosure Format (check one):
   Yes            ;  No     X


             DOCUMENTS INCORPORATED BY REFERENCE

                             NONE

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

Seven Fields Development Corporation (November 7, 1987 through April 30, 1995) The Corporation was the surviving corporation in the merger of four predecessor corporations (the "Predecessors"), pursuant to an Amended Plan of Reorganization effective November 7, 1987, (the "Bankruptcy Plan").

The Predecessors had marketed and sold investments in multi-family residential housing developments in Western Pennsylvania. From 1976 to 1986, the Predecessors received approximately $57,000,000 of investment funds from over 2,600 investors (the "Investors"). Investors' investment balances, including reinvestment of returns, exceeded $69,000,000 when the Predecessors filed petitions for reorganization under Chapter 11 of the US Bankruptcy
Code in 1986.

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

Operating Activities (November 7, 1987 through October 31, 1997)
Since it commenced business on November 7, 1987, the Company, (unless otherwise indicated, Company, as used hereinafter, refers to the Company and its subsidiaries existing since November 7, 1987), has focused its attention primarily on managing and selling its rental properties; developing and selling its undeveloped property as individual residential and commercial lots; and constructing and selling homes.

The ultimate goal of the Company is to enhance the liquidation value of its assets so as to return to its stockholders the maximum amount at the earliest possible time.

In furtherance of its plan to liquidate, the Company is in the process of developing the unimproved land at Seven Fields for the purpose of building and selling residential and commercial units. In 1991, the Company completed a Master Plan for development of Seven Fields. Seven Fields Borough agreed in concept with the Master Plan and adopted a zoning ordinance. The Master Plan consists of 18 separately identifiable parcels of which seven are designated single family containing 260 acres, five are designated multi-family containing 59 acres, five are designated commercial containing 86 acres and two are designated high density containing fifteen acres. In 1992, the Company acquired forty adjacent acres located in Cranberry Township that are designated for single family use.

In August 1990, the Company began construction of single family homes at Seven Fields under the trade name "Hawthorne Construction Company". During fiscal 1996, the Company began construction of 18 homes and 23 multi-family units, sold 13 homes and 18 multi-family units and at October 31, 1996, had an inventory of 14 homes and 26 multi-family units. In fiscal 1997, the Company began construction of 11 additional homes and 29 multi-family units, sold 14 homes and 24 multi-family units, and at October 31, 1997, had 11 homes and 31 multi-family units either completed or under construction.

The Company's home construction activities have proceeded by subdivisions and phases. In the Brandywine Woods Subdivision, the Company built single family homes having sales prices between $150,000 and $180,000. The Colonial Heights Subdivision is divided into three phases with single family homes ranging in price from $170,000 to $250,000. In the Company's Brandywine Commons Subdivision, the Company built fourplex units which were sold at prices ranging between $115,000 and $175,000. During 1995, the Company commenced development of the Northridge Manor Subdivision, a 45 lot single family home subdivision located on 17 acres north of Rt. 228, and the Georgetowne Manor Subdivision, a 77 unit townhouse subdivision located on 10 acres near the Company's existing townhouses. In 1996, development commenced in the Hawthorne Commons Subdivision of 96 fourplex units and in the Northridge Estates Subdivision of 56 single family lots. Homes in the Northridge Manor Subdivision are expected to sell for prices ranging from $175,000 to $210,000, and townhouse units in the Georgetowne Manor Subdivision are being sold for $100,000 to $125,000. Homes in Hawthorne Commons and Northridge Estates are expected to range in price between $140,000 and $220,000 and between $180,000 and $230,000 respectively. The
Company is also offering its existing townhouses for sale at prices ranging between $70,500 and $80,900. The Company is doing all of the construction of the fourplexes and townhouses as well as most of the construction in the Northridge Manor Subdivision, 75% of the construction in the Brandywine Woods Subdivision, 20% of the construction in the Colonial Heights Subdivision and 10% in Northridge Estates. Approximately eight other builders are currently constructing homes at Seven Fields.

In fiscal 1995, the Company completed construction of an office building at Seven Fields (the "Office Building"), began development of areas north of Rt. 228 for the first time, and developed and sold its first commercial lot.
The Office Building, which consists of 9,434 usable square feet plus a garage-basement, is used as the Company's offices and maintenance facility. The Company leases one floor of the Office Building to the Borough as its municipal offices. The Company has granted the Borough an option to purchase the building at fair market value during the term of its five year lease.
The Company, so as to facilitate its plans to develop the property north of Rt. 228, has spent significant amounts to extend utility service to this area. This cost is being allocated to the subdivisions north of Rt. 228.

During fiscal 1997, improvements to the Mars-Crider Road, an important access road in Cranberry Township and Seven Fields Borough to the Company's subdivisions north of Rt. 228, were substantially completed at a total approximate cost of $940,000. In September 1997, the Company began constructing significant improvements to Rt. 228 which divides the Company's property. These improvements, having an estimated cost of $1.6 million, once completed will facilitate the development of the Company's property located north of Rt. 228 by the Company, or other developers which purchase property from the Company.

During 1997, the Company also substantially completed a new sales center, sold several additional commercial parcels of property, and entered into agreements to sell its Moon Township property and most of its remaining commercial property at Seven Fields.

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

Demand for the Company's single family homes was stable compared to 1996, and although demand for the fourplex and new townhouse units was strong, sales of existing townhouse units was down significantly from previous years. Management believes that lower sales of existing townhouses is a result of competition from the resale of townhouses which it had previously sold, and to some extent by the competition from the sale of its newly constructed Georgetowne Manor Townhouses.

The Company has entered into an agreement to sell 68 of the remaining original townhouses to a single investor at an average selling price of $54,500 each. The sale of these townhouses is expected to be completed in early 1998.

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

The Company's prime property was carved from Cranberry Township, which has continued to be one of the higher growth areas and better real estate markets in Pennsylvania. The Company, via rental rate increases and the imposition of water charges, has been able to raise rental rates at its Seven Fields property. Future economic stagnation, if it affects the southern Butler County area, could inhibit the Company's ability to sell its lots and houses in a timely manner. However, the Company believes it is well positioned to respond accordingly because of the phased nature of its development activities.

At this time, the business of the Company is not seasonal in nature, nor is it dependent upon any patents or trademarks. However, the ability of the Company to carry on the development of its property depends upon its success in procuring the necessary governmental approvals, licenses and permits and in generating internally, or obtaining from outside sources, sufficient capital to facilitate this development activity. The Company presently employs 34 full-time and 5 part-time employees.

Sources of materials required by the Company for its development and construction activities are ample. The Company purchases its materials from suppliers which sell primarily to the home construction industry in Western Pennsylvania and the Company is not dependent on any one supplier for its materials.

The cost of materials in the home construction industry has historically fluctuated significantly on a national basis as a result of changes in supply and demand for particular materials.

The Company incurs significant costs so as to comply with various environmental laws. Such costs are considered a normal cost of operations, and have historically not caused the Company's selling prices for lots and houses to be uncompetitive.

The Company anticipates spending nearly $1.5 million during 1998 for completion of the Rt. 228 improvements, and storm water control work north of Rt. 228. The cost of these improvements will be charged to the commercial developments north of Rt. 228. It is also anticipated that the Company will either incur $350,000 to grade the commercial property adjoining the planned Rt. 228 intersection, or reduce the selling price of this commercial property in exchange for the buyer's agreement to construct the required improvements.

The Company has again deferred construction of its planned garden apartments, and is considering selling this partially developed parcel to another developer.

The estimated costs to be incurred during the fiscal years 1998 to 2002, for the development of residential and commercial lots and construction of residential and commercial building units are summarized on Page 9.

The following schedules summarize the Company's capitalized development costs and its development plans for the five years ending October 31, 2002.

Capitalized Development And Construction

                                           October 31, 1997
Land Development         Net               Unsold       Capatalized
                         Acres    Lots     Units        Costs

Colonial Heights
Phases I, II and III     82       158       5           $     106,343
Brandywine Woods         34        75       3                  58,600
Northridge Manor         17        45      29                 562,760
Northridge Estates       17        56      28                 790,660

                                                         $  1,518,363

Multi Family
Brandywine Commons        9        44       0            $          0
Georgetowne Manor        10        77      50                 637,408
Hawthorne Commons        24        96      93               1,953,567

                                                         $  2,590,975
Commercial
Phase P                  18         6        4           $    350,424
Phase Q                   5         3        0                      0
Phase J                  22         2        0                      0
Phase M (1, 2, 3)        18        18       14                229,685

                                                        $     580,109

Unallocated Road Improvements                           $     675,820
  Total Capitalized Development
    Costs - Currently Under Development                 $   5,365,267

Future Phases (Single, Multi Family & Commercial)       $   2,559,631

Total Capitalized Land Development Costs                $   7,924,898

Other
Moon Township,
  Net Of Valuation Allowance Of $123,788                $     517,500

House Construction
Houses Completed, Net Of
  Valuation Allowance Of $16,200   7                    $     985,723
Houses Under Construction-
  Single Family                    4                          177,498
Fourplex and Townhouse Units
  Completed                        3                          277,603
Fourplex and Townhouse Units
  Under Construction              28                        1,992,629
Additional Housing Starts
  (Nominal Costs Incurred)                                    163,079
Garden Apartment Development Costs                             90,699
  Total House Construction, Net                          $  3,687,231

Development Assets Classified
  as Property, Buildings & Equipment
Office Building                                          $  1,263,208
Construction In Progress - Sales Office                       449,757
Water Authority Assets                                        360,539
                                                         $  2,073,504

Total Capitalized Development and Construction Costs     $ 14,203,133


1) Lots of Phase M are stated in acres, since final subdivision of unsold acreage will depend on the buyers' requirements.
2) Accumulated development costs are prior to the allocation of Rt 228 improvement costs of approximately $30,000 per acre.
3) The Company anticipates spending approximately $350,000 for grading and roads in Phase M, or alternatively may provide financial incentives to a buyer who acquires Phase M's remaining acreage in bulk.

                             -8-

                                      Estimated Additional Costs
                                     To be Incurred Fiscal 1998-2002 (000's)

                             1998     1999     2000     2001      2002
Total Development Costs      $ 2,226  $ 1,560  $   934  $   121   $   918
Building Costs                 6,459    7,004    6,534    5,480     4,840
  Total Development and
    Building Costs           $ 8,685  $ 8,564  $ 7,468  $ 5,601   $ 5,758

       Financial Information Relating to Industry Segments
                   and Classes of Products


                                                Year Ended October 31, (000's)
                                                     1997         1996
Sales to Unaffiliated Customers
Rental and General Operations                        $     579    $     801
Land Development, House Construction
  and PUC Regulated Services                            10,352        9,488
    Total Sale                                       $  10,931    $  10,289

Operating Income
Rental and General Operations                        $   (211)    $   (255)
Land Development, House Construction
  and PUC Regulated Services                             1,577        1,984
    Total Operating Income                           $   1,366    $   1,729

Identifiable Assets
Rental and General Operations                        $   6,808    $   7,862
Land Development, House Construction and
  PUC Regulated Services (Including
    Land Held for Future Development)                   13,439       11,569
     Total Identifiable Assets                       $  20,247    $  19,431

       See Item 7. Financial Statements.

Item 2.  Description of Property

The Company's principal asset is a real estate development known as Seven Fields, located mainly in the Borough of Seven Fields and partially in Adams and Cranberry Townships, Butler County, Pennsylvania. The development originally consisted of 540.2 acres including required open space, of which
24.5 acres are in Adams Township, and 40 are in Cranberry Township, however a substantial amount of this acreage has already been developed and sold by the Company.

When the Company commenced business in 1987, Seven Fields consisted of a townhouse development on approximately 27 acres and approximately 513 acres of mostly undeveloped land. The townhouse complex originally had a total of 237 rental units owned by the Company, 39 units owned by individual homeowners, a swimming pool, tennis courts, playground and sewage disposal plant.

In 1989, the Company began offering its townhouse units for sale and as of October 31, 1997, had sold a total of 163 units.

Rent for the units owned by the Company averages approximately $700 per month, excluding gas, electric, and water charges. The occupancy rate of the available rental units exceeds 95%. The Company has been withholding vacant units from rental so as to facilitate their sale. See Note 3 to Financial Statements.

The Company's remaining property located in Seven Fields Borough, Cranberry Township and Adams Township consists of approximately 20 separate, partially developed and undeveloped residential and commercial parcels. The areas south of Rt. 228 have been subdivided and improved with roads, sidewalks and underground utility lines and are substantially developed. The areas north of Rt. 228 are currently being developed. See Item 1. Description of Business and Note 12 to the Financial Statements.

The property in Adams Township was sold in 1997 in two separate sales. The Company constructed a 9,434 square foot office building in 1995, part of which is used for its operations and the remainder is leased to Seven Fields Borough, and as of October 31, 1997, had nearly completed construction of a property sales center north of Rt. 228.

The Company also owns approximately 40 acres of unimproved commercial and residential property located in Moon Township, Allegheny County, Pennsylvania (the "Moon Township Property"). The Company has entered into an agreement for the sale of this property for $575,000. This sale is expected to close in 1998.

The Company also holds a mortgage note receivable. See Item 6. Management's Discussion and Analysis or Plan of Operation Financial Condition and Note 4 to Financial Statements.

The mortgages and other outstanding liens on the Company's Seven Fields property are discussed in Item 6. Management's Discussion and Analysis or Plan of Operation Financial Condition.

Item 3.  Legal Proceedings

The Company is not a party to any currently pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to security holders for a vote during the fourth quarter of the Company's fiscalyear ended October 31, 1997.

                                PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a) Market Information There is no established public trading market for the Company Shares and the Company is not aware of the terms of any transactions in Company Shares.

(b) Holders As of October 31, 1997, there were 2,192 holders of Company Shares, which is the only outstanding class of equity of the Company.

(c) Dividends Cash dividends on the Company Shares were declared by the Company during its last two fiscal years and were treated as partial returns of shareholders' capital.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following discussion is an analysis of the Company's financial condition and results of operations for the fiscal years ended October 31, 1997, and 1996.

This discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein. All references herein to a fiscal year refer to the Company's fiscal year ended on October 31 of such year.

Business Plan and Objectives

The Company's primary business objective is to repay, to the fullest extent possible as soon as possible, the claims of the Investors. Based upon the combined total of appraised market values of the Company's properties, the Company does not believe it will be able to repay the entire amount of the Company Debt. Nevertheless, as required by the Bankruptcy Plan, the Company plans to pursue this objective by continuing to develop and sell its existing properties.

See Item 1. Description of Business. The Company has no present plans to acquire and develop any other properties except minor acquisitions which might enhance the development of existing properties.

The Company, since the bankruptcy reorganization, has expended substantial effort and resources in resolving many of the hurdles necessary to carry out its plans. A master plan for development of its existing properties has been prepared, zoning approval for the plan has been obtained, municipal sewerage service has become available, and all known necessary governmental requirements can be met in order to facilitate the continued timely and economic development of its property. See Item 1. Description of Business.

Financial Condition

The Company's financial condition improved during fiscal 1997 and 1996 as a result of the generation of net income of $761,000, and $1,703,000 respectively.

The Company's investment in residential and commercial development phases from which lots are currently being sold and phases from which lots can be sold in the first half of 1998 increased by $345,000 during fiscal 1997 to $5,365,000 at October 31, 1997. The Company's inventory of completed, unsold lots decreased from 274 to 226 in fiscal 1997. During fiscal 1996 the Company completed construction in its 45 lot Northridge Manor Subdivision, began construction of townhouses in the 77 lot Georgetowne
Manor Subdivision, began construction in the 96 unit Hawthorne Commons Subdivision, and the 56 lot Northridge Estates Subdivision. During 1997, development work in Georgetowne Manor, Hawthorne Commons and the 56 lot Northridge Estates was completed. During 1996, the Company sold .8 acre and 2.91 acre commercial lots for $123,900 and $254,800 respectively. In 1997 the Company sold 6 separate commercial lots totaling 33 acres for a total gross sales price of $2,215,000, and at October 31, 1997, was committed under terms of signed sales agreements for the sale of 7 additional commercial lots totaling 56 acres for a gross sales value of $5,102,000. In addition, subsequent to October 31, 1997, the Company has entered into agreements to sell its Moon Township property for $575,000 and all of the remaining original townhouses for $3,706,000. The Company does not plan to invest significant additional amounts in any of the remaining commercial lots, except it might grade one commercial parcel and construct a required road at a total estimated cost of $350,000. The Company would expect to recover this cost since the graded land should increase in value by such expenditure. In addition, the yet uncompleted Rt. 228 improvements and storm water retention facilities will be charged to the unsold commercial parcels as such parcels are sold. The current estimated cost of these improvements are $30,000 per acre, and such improvements are expected to be completed in 1998.

During 1997, the Company substantially completed the reconstruction of Mars-Crider Road at a total cost of $940,000, the cost of which has been proportionately added to all residential phases north of Rt. 228. Most of the site development work between Rt. 228 and Mars-Crider, including base roads and required utility extension has been completed, the cost of which was proportionately added to the phases benefiting from these improvements.

In late 1997, the Company completed an agreement with the Pennsylvania Department of Transportation for Rt. 228 improvements. Rt. 228 bisects the Company's property, and is viewed as critical to the Company's commercial property development. As a result of this agreement the Company will be permitted to continue development of its commercial property in an acceptable manner, however, the Company is required to make significant improvements to Rt. 228 which are estimated to cost $1.6 million. Subsequent to October 31, 1997, Phase 1 of these improvements has been substantially completed.
The cost of these improvements, estimated to be $30,000 per commercial acre, are allocated to all commercial lots north of Rt. 228 as such lots are sold.

In November 1995, the Company obtained a $750,000 loan from PNC Bank, N.A. secured by a mortgage on its Office Building and also negotiated a $1,000,000 line of credit from National City Bank which is being used in its home building activities. In 1996, the Company obtained additional lines of credit of $1,000,000 and $750,000 from First Western Bank., the proceeds of which are also being used for the construction of homes in the Company's Hawthorne Commons and Georgetown Manor Subdivisions. In 1997, a $250,000 working capital line of credit was obtained from PNC Bank. At October 31, 1997, the Company had available borrowing capacity under its lines of credit of approximately $2 million compared to $2.4 million at October 31, 1996.

The Company had $3,687,000 invested in completed and partially completed residential units at October 31, 1997, compared to $2,842,000 at October 31, 1996. Such investment increased during fiscal 1997, since the Company had 42 completed and partially completed units at October 31, 1997 as compared with 40 at October 31, 1996. The construction progress of the 42 units at October 31, 1997, was more advanced than the 40 units in 1996.

All new performance and maintenance bonding requirements were met through the Company's commercial bonding line. At October 31, 1997, the Company had bonds outstanding of approximately $2,000,000.

The Company's cash position remained constant during fiscal 1997 as a result of an increase of $1,926,000 in its net investment in lots and houses, including the new sales center, a $997,931 repayment on its outstanding Company Debt and distributions to its shareholders as a partial return of their capital, offset by cash from net income of $1,270,000 before utilization of the deferred tax asset, and recovery of basis on the sale of townhouse units of $320,000 and the incurring of additional net debt of $615,000.

It is the Company's plan to make annual distributions in partial repayment of the Company Debt, and as partial return of shareholders' capital.

Results of Operations Fiscal 1997 and 1996

The Company's income before taxes for fiscal 1997 was $1,270,000, a decrease of $433,000 from fiscal 1996's net income before taxes of $1,703,000.
Operating income for fiscal 1997 decreased from fiscal 1996 by $363,000 or 21%.

The decline in operating income was the result of a $781,000 increase in gross profit on the sale of houses and lots, primarily because of higher volumes, a $945,000 decrease in gross profit resulting from the sale of only 17 of the original townhouses as compared to 41 in fiscal 1996, an increase in general and administrative and operating costs of $45,000, and a decline in rental revenues of $223,000 and depreciation expense of $45,000 as a result of the sale of townhouses, leaving fewer available for rent.

Interest income declined from $53,000 to $32,000 as a result of the Company having less excess cash available to invest during 1997 than 1996.

During fiscal 1997, the Company generated gross revenues of $10,931,000, an increase of $642,000 over 1996. Gross revenues from sales of houses and developed lots increased by $2,583,000 in fiscal 1997 over 1996, townhouse sales decreased by $1,742,000 as a result of 24 fewer units sold and rental revenues declined by $223,000 in fiscal 1997.

Net income included a provision for deferred income tax of $508,000 or 15 cents per share in 1997. No provision for deferred income taxes was recorded in 1996. The deferred income tax provision resulted from the Company's periodic evaluation of its ability to generate sufficient future profits to utilize its deferred tax assets. It is anticipated that deferred income tax provisions will be recorded in future years which approximate statutory income tax rates.

The Company's cost of lots and houses sold, expressed as a percentage of sales, decreased from 82.2 % in fiscal 1996 to 75.8% in fiscal 1997 because of the better margin earned on the sale of commercial lots. The cost of townhouses sold in fiscal 1997 expressed as a percentage of sales increased from 50.1 % in 1996 to 55.9% in fiscal 1997. The average sales price of townhouses sold in fiscal 1997 was $76,500 compared to $74,200 in fiscal 1996, however, the Company also expended greater funds to improve the townhouses so as to facilitate their sale.

The Company's activity levels for house construction, lot sales, and townhouse sales during fiscal 1997 and 1996 were as follows:

                                             Fiscal 1997       Fiscal 1996
Lot Sales - Commercial                        6                  2
Lot Sales - Single & Multi-Family            60                 55
Townhouse Sales - New Construction           19                  8
Single Family House Sales                    14                 13
Fourplex House Sales                          5                 10
Townhouse Sales - Original Construction      17                 41

The six commercial lots sold in fiscal 1997 generated $2,215,000 in gross revenues compared to the two sold in fiscal 1996 for $379,000; the 60 single and multifamily lots sold in fiscal 1997 generated gross revenues of $1,817,500, or an average of $30,200, compared to gross revenues of $1,774,000 for 55 lots sold in fiscal 1996 or an average of $32,200. The change in average lot price is a result of a change in the mix of lots sold in 1997; 24 of the lower priced Brandywine Commons and Hawthorne Commons fourplex lots, and Georgetowne Manor Townhouses were sold compared to 18 in 1996. Fourplex lots are priced at approximately $28,000 and Georgetowne Manor lots are priced at $17,000 compared to single family lots which are priced in the $35,000 to $45,000 range. Therefore the average lot price can vary significantly based on the mix between single family and multi family lots sold.

The Company's revenue from the sale of single family houses was $2.3 million in fiscal 1997 compared to $2.1 million in fiscal 1996. One more single family house was sold in 1997 compared to 1996. The Company generated revenues of $722,000 from the sale of 5 fourplex units during fiscal 1997 compared to $1.3 million in 1996 from the sale of 10 fourplex units. During 1996, the Company also generated gross revenue of $1,853,000 from the sale of 19 newly constructed townhouse units compared to $743,000 from 8 units in 1996 from its 77 unit Georgetowne Manor Subdivision.

Liquidity and Capital Resources

The Company has pursued the development of its property in phases. It has used cash generated from the sale of its properties to reduce pre-reorganization debt, to develop its property and, until such litigation was completed in 1995, to fund the litigation efforts to recover assets from former shareholders of the Predecessors.
                                  -13-

The Company's primary objective is to repay to the fullest extent possible, and at the earliest possible time, its Investors. To this end it distributed $2.0 million of the net proceeds from the sale of its Virginia Manor property in January, 1993, made additional distributions of $1.3 million in December 1993, $2.0 million in December 1994, and $2.0 million in December 1995,
$1.0 million in December 1996, and intends to make additional future distributions in repayment of the Investors which will further deplete the Company's capital resources. Because the Company has the dual objective of maximizing the cumulative return to its Investors, which is best accomplished through expanded development and construction activities, and to repay the Investors as soon as possible, which management believes is best accomplished by annual distributions, it is important for the Company to maintain external sources of capital to facilitate accomplishing both of these objectives. Management also believes that since a market for the Company Stock and Company Debt has not developed, it is important to provide the Investors with some return of their investment.

In 1994, the Company obtained a five year, $1.7 million mortgage loan to replace an existing mortgage loan. The Company also has established a bonding line in the amount of $2.0 million collateralized by a first mortgage on 30 of its rental townhouses. During 1996, the Company also borrowed an additional $750,000 secured by a mortgage on its Office Building and negotiated a $1 million line of credit to be used for the construction of houses in its Northridge Manor Subdivision, a $1 million line of credit to be used for the construction of fourplexes in its Hawthorne Commons Subdivision and a $750,000 line of credit to be used for the construction of townhouses in its Georgetowne Manor Subdivision. In 1997, a $250,000 working capital line was obtained from PNC Bank. The Company has approximately $2 million of borrowing capacity in these lines of credit at October 31, 1997.

The Company will continue to incur significant development costs related to development activities north of Rt. 228. These development costs exceeded $1.0 million in 1997 and $500,000 in 1996, and are also expected to exceed $1,400,000 in 1998, and are not related to any specific phase of development but the entire undeveloped area north of Rt. 228. Therefore, the payback on these expenditures is longer term than expenditures for the development of specific phases. The 1996, 1997, and 1998 expenditures include approximately $900,000 for the reconstruction of Mars-Crider Road, and $1.6 million for Rt. 228 improvements. During fiscal 1998, the Company expects to generate significant cash flows from the sale of lots and houses in its Brandywine Woods, Colonial Heights, Northridge Manor, Georgetowne Manor, Hawthorne Commons and Northridge Estates Subdivisions and from the sale of commercial lots. See Item 1 Description of Business and Note 12 to the Financial Statements. However, it also expects to have significant cash outflows related to site development north of Rt. 228.

In fiscal 1996 cash flows from operating activities were reduced as a result of the Company increasing its investment in its inventory of completed and under construction lots and houses by $2,752,000. Of this increase approximately $500,000 related to the Company's project to improve Mars-Crider Road, utilities necessary to facilitate the development of the property north of Rt. 228 and construction of the intersection necessary to cross Rt. 228. In November 1995, the Company received proceeds from a $750,000 loan secured by a mortgage on its Office Building. These proceeds were intended to replenish the Company's cash which had been significantly reduced as a result of its investment in the Office Building. These loan proceeds also helped to facilitate the Company's $1,996,000 partial repayment of Company Debt on December 15, 1995.

In 1997, the Company distributed $997,000 in partial repayment of the Company's debt and distributions to its shareholders, and increased its investment by $1,952,000 in its inventory of completed and partially completed houses, development of finished commercial and residential building lots, and in the Mars-Crider Road and Rt. 228 improvements. The Company generated the cash necessary to finance these activities from an increase in its outstanding bank debt of $615,000 and generation of net pre-tax income of $1,270,000. Although the Company has begun to recognize income tax expense it probably will not be required to make substantial cash payments for income taxes for several years.

The Company expects to generate significant positive cash flows in 1998 because of its anticipated sale of its remaining original townhouses and the sale of several of its commercial properties, all of which are under agreements of sale at October 31, 1997.

Other Matters - Year 2000 Issue

The Company's management is in the process of evaluating the impact of the failure of software used in the Company's administrative and accounting activities to address date sensitive matters after the year 1999. None of the software used by the Company is integral to its operations, and therefore if the necessary upgrades to its software are not made in a timely basis the impact would be minimal. The Company's accounting software is licensed from third party vendors, some of whom have announced upgrades at a nominal cost.

Recent Accounting Developments

The Company has adopted FAS No 121 "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" effective November 1, 1996. FAS No 121 establishes standards for determining when an asset impairment should be recognized based primarily on an undiscounted cash flow model. There was no material impact from adoption of this standard.

The Company will be required to adopt FAS No. 128 "Earnings per Share"; FAS No. 129 "Disclosure of Information about Capital Structure"; FAS No. 130 "Reporting Comprehensive Income"; and FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". FAS No. 128 and FAS No. 129 are required to be adopted for the Company's fiscal year beginning November 1, 1997, and FAS No. 130 and FAS No. 131 must be adopted for the fiscal year beginning November 1, 1998. None of these pronouncements may be adopted early.

For the most part all four of these new pronouncements enhance disclosure of certain financial information. Initially the Company does not believe that there will be a material financial impact or significant change in disclosure upon adoption of these new standards.

Item 7.  Financial Statements

The financial statements of the Company are set forth following Item 13 of this Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Certain information about the directors and executive officers of the Company is set forth below. Each of the Directors serves for a three year term expiring in the year indicated. Prior to the 1995 Reorganization except for directors first elected subsequent to April 30, 1995, each of the directors was also a director of the Corporation.

                                           Director of the
                                Director         Corporation
Name                      Age   Since            Since       Term Expires
Michael Burkhart          54    1996             N/A         1999

Samuel A. Goldberg        73    1994             1988        1999

William J. Janusey        74    1994             1989        1998

Cheryl Kirchner           50    1997             N/A         1998

Alexander Lindsay, Jr.    51    1994             1990        2000

Paul Voytik               73    1994             1988        2000

George K. Wright          71    1994             1998        2000

Darell Craig       47    Chief Operating Officer     Employed Since 1991
Lynn Hoffman-Kyle  43    Chief Financial Officer     Employed Since 1988

Michael Burkhart has been a Certified Public Accountant since 1972 and is a member of the American Institute of Certified Public Accountants, the Pennsylvania Institute of Certified Public Accountants and the National Association of Certified Valuation Analysts. Mr. Burkhart has practiced in public accounting since 1968, and was a partner with Hinds, Lind, Miller & Co., Certified Public Accountants, until 1995 when he founded his present firm. Much of Mr. Burkhart's professional background involves working with construction and development companies in the tax, accounting and management services areas.

Samuel A. Goldberg was employed by the Mine, Safety and Health Administration of the United States Department of Labor, as Manager of an Analytical Laboratory for Industrial Hygiene from 1970 to December 1985, when he retired. As manager, his responsibilities included preparing a budget, determining personnel and equipment requirements and preparing bid submission on chemical analysis instruments. He currently serves as a member of the Board of Directors of East Boro's J.W.V. Housing Corporation and East Boro's J.W.V. Homeless Veterans Corporation.

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

Cheryl Kirchner who was elected in March 1997 to fill the remaining term of Guy E. Bubb when he retired from the Board, is a registered nurse with over 20 years experience in the field of health care management and the development of patient care systems. She received a Bachelor's Degree from Youngstown State University with a major in nursing and a Master's Degree in health service administration from St. Francis College. As owner of a geriatric care management service, she developed systems of support for the elderly and their families. Currently she is employed at the University of Pittsburgh in the Department of Neurological Surgery.

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

Darell Craig has been employed by the Corporation as Chief Operating Officer since September 1991. A graduate of the University of Pittsburgh, Mr. Craig has been manager of land development and single/multifamily home construction for over twenty years.

Lynn Hoffman-Kyle prior to being named Chief Financial Officer in December 1997, was employed by the Corporation as Controller since 1988. A graduate of Pennsylvania State University, Ms. Hoffman-Kyle has held various accounting positions for over twenty years.

The Company is not aware of any director, officer or beneficial owner of more than ten percent of its common stock who failed to file on a timely basis forms required by Section 16(a) of the Exchange Act during the fiscal year ended October 31, 1997.

The Board of Directors of the Company does not have an audit or a compensation committee. The duties that would be delegated to such committees are handled by the full Board.

Item 10.  Executive Compensation

The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, the Company's chief executive officer during each of the last three fiscal years. No officer or director of the Company had total annual salary and bonus in excess of $100,000 during any of the last three fiscal years.

                  Summary Compensation Table

                   Annual compensation      Long-term compensation
                                            Awards         Payouts
                                                                      All
                                        Restricted                   Other
Name and                         Other  Stock      Options/ LTIP     Compen-
principal   Fiscal Salary  Bonus Annual Awards     SARs     Payouts  sation
position    Year   $       $     Comp $ $          #        $        $
Paul Voytik 1997   39,655  0     0      N/A        0        N/A      0
(President  1996   37,354  0     0      N/A        0        N/A      0
and Chief   1995   38,746  0     0      N/A        0        N/A      0
Executive
Officer)

Each Director is paid a fee of $500 per board meeting attended.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of January 28, 1998 regarding the amount and nature of ownership of Company Stock by each of the directors of the Company, and by all of the directors and executive officers of the Company as a group. Each such individual has sole voting and investment power with respect to the shares listed except as otherwise indicated in the footnotes to the table.

<CAPTION
                                                     Percentage of
Name and Address of       Amount and Nature of       Outstanding
Beneficial Owner (1)      Beneficial Ownership       Company Shares

Paul Voytik                  13,599.89 (2)           *

George K. Wright             14,173.63 (2)           *

Samuel A. Goldberg              745.97               *

William J. Janusey            2,451.40 (2)           *

Cheryl Kirchner               1,183.61               *

Alexander Lindsay, Jr.        0                      0

Michael Burkhart              0                      0

All directors and
executive officers of
the Company as a
group (9 persons)             32,154.50            1.1

*  Indicates ownership of less than 1% of the Company Stock.
1.The address of each person is 2200 Garden Drive, Suite 200, Mars, Pennsylvania 16046.
2.All shares held jointly with spouse.

The Company knows of no person who has or shares voting power and/or investment power with respect to more than 5% of the outstanding Company stock.
                             -18-

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

(a) Exhibits.

Exhibit No.   Description

3.1           Articles of Incorporation of Seven Fields Development (PA),
              Inc. (5)
3.2           By-Laws of Seven Fields Development (PA), Inc. (5)

10.1 Rates, rules and regulations governing the distribution of water service - PA Public Utility Commission (3)

10.3          Mortgage Note dated October 28, 1994, of the Seven Fields
              Development Company to PNC Bank, National Association (6)

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

                        Date:  January 28, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated as directors of Seven Fields Development (PA), Inc.

Signature              Title                              Date
PAUL VOYTIK            President (Principal               January 28, 1998
Paul Voytik            Executive Officer) and
                       Director

LYNN HOFFMAN-KYLE      Chief Financial Officer            January 28, 1998
Lynn Hoffman-Kyle      (Principal Financial
                       and Accounting Officer)

GEORGE K. WRIGHT       Director                           January 28, 1998
George K. Wright

SAMUEL A. GOLDBERG     Director                           January 28, 1998
Samuel A. Goldberg

MICHAEL BURKHART       Director                           January 28, 1998
Michael Burkhart

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                INDEX TO FINANCIAL STATEMENTS
                                                           Page Reference

  Independent Auditors' Report                                  F-2

  Balance Sheets at October 31, 1997 and October 31, 1996       F-3

  Statements of Operations for the years ended October 31, 1997
       and October 31, 1996                                     F-5

  Statements of Shareholders' Equity for the years ended
       October 31, 1997 and October 31, 1996                    F-7

  Statements of Cash Flows for the years ended October
       31, 1997 and October 31, 1996                            F-8

  Notes to Financial Statements                                 F-9

                 Independent Auditors' Report



               The Board of Directors and Shareholders
               Seven Fields Development (PA), Inc.
               Mars, PA

We have audited the accompanying consolidated balance sheets of Seven Fields Development (PA), Inc. and subsidiaries (the "Company") as of October 31, 1997 and October 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of the Company as of October 31, 1997 and October 31, 1996 and the consolidated results of its operations and its cash flows for each of the two years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.

            O'Connor, Greenblatt & Company


            December 18, 1998
            Sewickley, PA

       SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
               AS OF OCTOBER 31, 1997 AND 1996

                         ASSETS

                                                  1997         1996
Cash                                              $   227,896  $   252,504
Temporary investments, Note 10                        195,710      149,825
Total Cash And Temporary Investments                  423,606      402,329

Certificate of deposit                                              53,755
Accounts and notes receivable, net of allowances
   of $57,589 and $57,552                             197,688      168,614
Mortgage notes receivable, Note 4                      61,114       61,807
Capitalized development costs, Notes 2, 12          5,365,267    5,020,059
Capitalized house construction costs, net of
   allowances, Notes 2, 12                          3,687,231    2,842,203
Prepaid expenses and deposits                         391,600      481,519
Property not currently under development,
   net of allowances of $123,788, Notes 2, 12       3,077,133    2,791,363
Tenant security deposits                               40,740       51,485
Deferred income tax assets, Note 9                  3,483,784    3,992,000

Property, Buildings And Equipment, Notes 2, 3, 6, 7
Land                                                  359,725      386,789
Buildings                                           3,373,859    3,914,327
Equipment and furnishings                           1,393,155    1,347,903
Construction in progress                              449,757

Total Property, Buildings And Equipment             5,576,496    5,649,019
Accumulated Depreciation                          (2,055,493)  (2,083,587)

Total Property, Buildings And Equipment, Net
   Of Accumulated Depreciation                      3,521,003    3,565,432

Total Assets                                      $20,249,166  $19,430,566


See Notes to Financial Statements.

             LIABILITIES AND SHAREHOLDERS' EQUITY
                         LIABILITIES


                                                  1997         1996
Accounts payable and accrued expenses             $   701,176  $   509,923
Accrued estimated costs related to
  developed lots and townhouses sold, Note 2          812,427      590,920
Notes payable - credit lines, Note 6                  918,157      130,000
Mortgages payable, Note 7                           1,785,570    1,958,581
Customer deposits and advances                        133,046       95,137
Tenant security deposits                               40,740       51,485
General unsecured debt -
  minority investors, Notes 1, 8, 11                9,897,933   10,067,744
      Total Liabilities                            14,289,049   13,403,790
                         SHAREHOLDERS' EQUITY

Common stock, $1 par value, 10,000,000
  shares authorized, 2,905,682 shares issued and
  outstanding, Notes 1, 2, 11                      2,905,682     2,905,682
Additional paid in capital                        48,885,852    49,713,983
Shareholders' deficit -
  excess of non-discharged debt over
  assets on November 7, 1987,
  (Date of reorganization) Notes 1, 2           (52,235,399)  (52,235,399)
Retained earnings, since November 7, 1987,
  (Date of reorganization)                         6,403,982     5,642,510
      Total Shareholders' Equity                   5,960,117     6,026,776


                    Total Liabilities And
                     Shareholders' Equity        $20,249,166   $19,430,566

       SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE YEARS ENDED OCTOBER 31, 1997 AND 1996

                                                  1997         1996
Gross Revenue
Apartment rentals                                 $    524,230 $    726,762
Fees & other operating income                           54,461       74,622
Water revenue                                          160,154      136,434
Developed lot & house sales                          8,890,865    6,308,330
Townhouse unit sales                                 1,301,124    3,042,633
                                                    10,930,834   10,288,781
Costs And Expenses
Cost of Developed Lots And Houses Sold               6,986,853    5,185,294

Cost Of Townhouses Sold                                726,775    1,523,056

Other Operating Expenses*                              778,385      753,477

General & Administrative Expenses*                     786,056      766,768

Depreciation Expense                                   286,360      331,269
                                                     9,564,429    8,559,864

Operating Income                                     1,366,405    1,728,917

Interest Expense*                                    (129,022)     (78,517)
Interest Income                                         32,305       52,726

Income Before Provision for Income Taxes             1,269,688    1,703,126

Provision For Income Taxes, Note 9                     508,216

         Net Income                               $    761,472  $ 1,703,126

Net Income Per Share, Note 2                      $        .22  $       .49

*  See details on the following page.
See Notes To Financial Statements.

       SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
             DETAILS OF OTHER OPERATING EXPENSES,
       GENERAL AND ADMINISTRATIVE EXPENSES AND INTEREST EXPENSE
        FOR THE YEARS ENDED OCTOBER 31, 1997 AND 1996

                                                  1997         1996
Other Operating Expenses
Payroll, payroll taxes and benefits               $    760,351 $    697,813
Repairs and maintenance                                215,547      205,623
Utilities                                              139,719      135,792
Insurance                                              136,689      118,257
Property taxes                                         138,189      152,822
Other operating supplies and services                   97,295       77,792

Total Other Operating Expenses                       1,487,790    1,388,099

Less Cost Capitalized To Development And
   Construction                                      (709,405)    (634,622)

Net Other Operating Expenses                       $   778,385 $   753,477


General And Administrative Expenses
Payroll, payroll taxes and benefits                $   416,070 $   391,402
Professional fees                                      119,819     129,515
Professional fees related to litigation and
   pre-reorganization issues                                        43,736
Other general and administrative expenses              309,567     240,227

Total General And Administrative Expenses              845,456     804,880

Less Costs Capitalized To Development And
   Construction                                       (59,400)    (38,112)

Net General And Administrative Expenses            $   786,056 $   766,768


Interest Expense
Total interest expense                             $   245,819 $   184,075

Less interest capitalized to development and
   house construction                                (116,797)   (105,558)

            Net Interest Expense                   $   129,022 $    78,517

           See Notes To Financial Statements.

       SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        FOR THE YEARS ENDED OCTOBER 31, 1997 AND 1996


                                          Share-
                                          holders'     Retained
                               Addi-       Deficit      Earnings    Total
                               tional      As Of        Since       Share
            Common Stock       Paid In     November 7,  November 7, holders'
          Shares    Amount     Capital     1987         1987        Equity
Balance   2,905,960 $2,905,960 $51,375,083 $(52,240,537)$3,939,384  $5,979,890
October
31, 1995

Return of
Capital
Distribu-
tion                           (1,656,399)                          (1,656,399)

Shares
Donated
To The
Company
& Retired    (278)       (278)     (4,701)        5,138                    159

Net
Income-
Year
Ended
October 31,
1996                                                     1,703,126  1,703,126


Balance
October 31,
1996      2,905,682 $2,905,682 $49,713,983 $(52,235,399) $5,642,510 $6,026,776

Return Of
Capital
Distribu-
tion                            (828,131)                            (828,131)

Net Income -
Year Ended
October 31,
1997                                                          761,472  761,472

Balance
October 31,
1997      2,905,682 $2,905,682 $48,885,852 $(52,235,399) $6,403,982 $5,960,117


See Notes To Financial Statements.

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED OCTOBER 31, 1997 AND 1996

Cash Flows From Operating Activities             1997           1996
Net income                                       $    761,472   $  1,703,126
Provision for deferred income taxes                   508,216
Depreciation                                          286,360        331,269
Capitalized development costs incurred            (2,989,270)    (3,304,530)
Capitalized house construction costs incurred     (5,473,589)    (4,633,146)
Cost of lots and houses sold                        6,986,853      5,185,294
Changes in other assets and liabilities:
     Restricted cash                                                 184,550
     Mortgage notes receivable                            693        124,874
     Other assets                                     125,345      (128,174)
     Other liabilities                                439,916        243,792
       Net Cash Flows Provided By (Used In)
          Operating Activities                        645,996      (292,945)

Cash Flows From Investing Activities:
Additions to property, buildings & equipment        (562,342)      (134,788)
Sale of property, buildings, & equipment              320,412      1,174,296
  Total Cash Flows Provided By (Used In)
    Investing Activities                            (241,930)      1,039,508

Cash Flows From Financing Activities:
Repayment of Investor Debt                          (169,804)      (339,237)
Return of capital distribution                      (828,131)    (1,656,399)
Proceeds from borrowings                                             880,000
Net borrowings on credit lines                        788,157
Repayment of existing mortgage                      (173,011)      (437,404)
  Total Cash Flows Used In Financing Activities     (382,789)    (1,553,040)

Net Increase (Decrease) In Cash And
  Temporary Investments                               21,277       (806,477)
Cash And Temporary Investments,
  Beginning of Period                                402,329       1,208,806
Cash And Temporary Investments, End of Period    $   423,606    $    402,329

Interest Expense Included In Net Income
  From Operating Activities Above                $   129,022    $     78,517
Interest Paid And Included In Capitalized
  Development Costs And Houses Under
    Construction                                     116,797         105,558
     Total Interest Paid                         $   245,819    $    184,075

Income Taxes Paid                                None           None

Supplemental Schedule Of Noncash Investing
  And Financing Activities:
  Other Investor Adjustments                                    $    (4,860)

See Notes To Financial Statements.

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1997 AND 1996

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

The Trust as survivor of the merger, remains subject to the Bankruptcy Plan under which Seven Fields Development Corporation commenced operations on November 7, 1987, as is more fully described below.

Business And Operations
The Company's current major activities are: the development of its undeveloped property located in Seven Fields Borough, Butler County PA; rental of the more than 70 townhouse units located in Seven Fields
Borough; sale of these existing townhouse units as individual residences or in bulk; and operation of the municipal water service in Seven Fields Borough. All of these activities focus on the single goal of maximizing the assets of Seven Fields PA and ultimately distributing such assets to its Investors in complete liquidation at the earliest appropriate time.

SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1997 AND 1996

Note 1  Continued
Since bankruptcy reorganization of the Corporation in 1987 as described below, the Company has sold three rental properties, repaid four million dollars of debt other than Investor Debt, and returned approximately $8.3 million to its Investors, as a result of payments on Investor Debt and distributions to its common stockholders.

The Company is not actively acquiring additional property for development, however it expects that it will not be until at least the years 2000-2005 before development of its remaining undeveloped property at Seven Fields is completed.

The Company - Before November 7, 1987 (Date of Reorganization)
The Corporation was formed pursuant to an amended plan of reorganization effective November 7, 1987 (the "Plan"). The Corporation, formerly known as Earned Capital Corporation, was the surviving company of the reorganization proceedings of Earned Capital Corporation, Managed
Properties, Inc., Canterbury Village, Inc. and Eastern Arabian, Inc. (the "Debtors") all of which merged, pursuant to the Plan, to form the Corporation.

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

The Plan on November 7, 1987, transferred 100% ownership of the Debtors from the four former stockholders to the more than 2,600 Investors, merged the four debtors into the surviving corporation, removed the former shareholders from involvement in the management or ownership of the reorganized company, and required the repayment in full of all debt, secured and unsecured, to creditors on the same terms as agreements then in existence. The Plan also, despite assets with a fair market value far less than the obligation of the Company to the Investors, did not reduce the face amount of the Company's obligation to those Investors. The liability to the Investors, representing

   SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1997 AND 1996

Note 1  Continued
95% of the Investors' claims, remained a general unsecured debt of the Company and the Company waived discharge of such debt. These non-discharged debts are subordinated to any existing liens and priorities and any future secured debt, and the claimant-creditor, his heirs, assigns or successors, may not file suit or take any judgment, or undertake any collection activities.

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

Note 2  Summary Of Significant Accounting Policies
Principles Of Consolidation
The consolidated financial statements include Seven Fields PA, Seven Fields DEL, Seven Fields Management, Inc., and Seven Fields Development Company. Intercompany accounts and transactions are eliminated in the consolidated financial statements.

Reorganization
Merger And Basis Of Presentation
The Merger, which became effective April 30, 1995, qualifies as a tax-free reorganization and was accounted for in a manner similar to a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of Seven Fields Development Corporation for all periods prior to May 1, 1995.

For comparative purposes, certain 1996 amounts have been reclassified to conform to the presentation adopted in 1997.

Reorganization on November 7, 1987
Although the Corporation was the successor in the merger of the four Debtors pursuant to the Plan, the Company has been treated for accounting purposes as if it were a newly created corporation at November 7, 1987. Most significantly, the Corporation's assets upon reorganization were stated at their appraised value instead of historical cost. Total assets of the Corporation at November 7, 1987 were $18,145,669, including fair market value for all real estate and horses in the amount of $16,792,582 and historical cost for all other assets of $1,353,087.

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1997 AND 1996
                         (CONTINUED)

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

Estimated costs for amenities and common areas related to phases from which lots are being sold are accrued and a proportionate part of such costs is included in the cost of lots sold.

Revenue Recognition
Revenue is recognized on the sale of lots when settlement occurs, or the collectibility of any related receivable is reasonably assured and the Company has substantially completed all obligated development related to the lots sold.

Revenue is recognized upon settlement for houses which are constructed provided construction is substantially complete. Revenue is recognized on the sale of its townhouse units at settlement. Sales of lots, or housing units from phases or multi-unit buildings where development or construction is not substantially complete are accounted for in accordance with the percentage of completion method, based on estimated costs to be incurred. Rental revenue from townhouses is recognized on a monthly basis. Leases with residential tenants are of a six month or one year duration and are typically renewed by the tenant.

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1997  AND 1996
                         (CONTINUED)

Note 2  Continued

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

Provision For Losses
Provisions for losses on notes and accounts receivable and lots and houses are charged to operations to reduce the carrying amount so as to not exceed net realizable value.

Cash And Cash Equivalents (Cash And Temporary Investments)
For purposes of the statement of cash flows, the Company considers all highly liquid investments, not otherwise restricted, with a maturity of three months or less at the time of purchase to be cash equivalents.

Change Of Accounting Principle
In March 1995 the Financial Accounting Standards Board issued FAS No. 121 "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of". FAS No. 121 establishes standards for determining when an asset impairment should be recognized based primarily on a cash flow model. The adoption of this new standard in 1997 had no material effect on the financial statements.

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

Earnings Per Share
Earnings per share have been calculated to exclude the effect of the earnings which accrue to the benefit of the minority shareholders, although under generally accepted accounting principles such minority interests may not be reflected in the balance sheet or statement of operations so long as the capital deficiency exists in the Trust.

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1997 AND 1996
                         (CONTINUED)

     Note 2  Continued

The computation of earnings per share is as follows:

                                                     1997         1996
Consolidated Net Income                              $   761,472  $1,703,126
Less Net Income Accruing to Minority Interest
  in Trust (17%)                                         126,480     282,935

Net Income Applicable to Seven Fields
  PA Shareholders                                    $   634,992  $1,420,191

Weighted Average Shares Outstanding                    2,905,682   2,905,728

Earnings Per Share                                           .22         .49

Weighted average number of shares are adjusted to reflect retroactive changes related to settlements with shareholders relating to the Corporation's reorganization on November 7, 1987.

Note 3 Real Estate Rental Activities
A summary of the historical cost of properties held for rent located at Seven Fields consisting of 74 and 91 residential townhouse units at October 31, 1997, and 1996 respectively, a commercial office building and a sales center, all of which are included in property, buildings and equipment on the balance sheets, is as follows:

                                                    October 31,
                                                1997           1996
Land                                            $     359,725  $     386,789
Buildings                                           3,373,859      3,914,327
Equipment and Improvements                            314,157        359,349
Assets under construction                             449,757
  Total Rental Properties                           4,497,498      4,660,465
   Accumulated Depreciation                         1,445,956      1,564,229
Total Rental Properties, Net                     $  3,051,542  $   3,096,236

Tenant leases are typically of 6 to 12 month duration. Individual tenants usually renew their leases upon expiration, however the Company is in the process of liquidating its rental townhouses. During 1995, construction of a two story office building having 9,434 usable square feet was completed. The Company occupies 4,717 square feet and rents 4,717 square feet to the Borough of Seven Fields under terms of a five year lease which expires

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1997 AND 1996
                         (CONTINUED)
Note 3  Continued
July 31, 2000. The Borough is required to pay utilities and 50% of the operating costs of the building. The building also contains a basement which the Company utilizes for its operations. The Company has granted the Borough an option to purchase the building at the end of the lease at fair market value to be determined on the basis of the average of two appraisals.

Minimum lease payments to be received under non-cancelable operating leases at October 31, 1997, are as follows:

1998           $ 309,367
1999              31,545
2000              35,083
2001              28,302
Thereafter
  Total        $ 404,297

Note 4  Mortgage Notes Receivable (Mortgage Assignments)
Commencing in 1993, the Company began financing the purchase of certain of the townhouse units it sold to individuals. Such financing is facilitated by the Company receiving an assignment of the mortgage note granted by the buyer of the individual townhouse to the mortgagee - Howard Hanna Financial Services. The Company has not perfected its security interest in the underlying collateral in that it is its policy to not record these assignments with the Butler County Recorder of Deeds. It is intended that the remaining mortgage will be sold in the open market when market conditions are favorable.

The Company held the following mortgage note assignment at October 31, 1997, and 1996:

                                          1997              1996
Number of Mortgage Notes                         1                 1
Approximate Average Interest Rate           8.125%            8.125%
Final Maturity Date                           2024              2024
Face Amount of Mortgage Notes             $ 62,910          $ 62,910
Carrying Amount of Mortgage Notes
       (Market Value)                     $ 61,114          $ 61,807

Reconciliation of the Carrying
  Amounts of Notes                            1997             1996
Beginning Balances                        $ 61,807        $ 186,682
Principal Collected                          (693)          (1,160)
Notes Sold                                                (124,055)
Market Valuation Change and Realized
  Gains or (Losses)                                             340
Ending Balance                            $ 61,114       $   61,807
Delinquent Loans                                 0                0
Principal Amount of Delinquent Loans             0                0

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1997 AND 1996
                         (CONTINUED)

Note 5  Litigation
All litigation with the former majority shareholder of the Debtors has been concluded as a result of a settlement which was finalized in November 1995.

Note 6  Notes Payable - Credit Lines
The Company utilizes a revolving credit line in the amount of $1,000,000 with National City Bank. Interest is payable monthly at the bank's prime rate plus 1%. The credit line is to be used for individual hous construction in the Northridge Manor Subdivision and is secured by a mortgage on the Company's property in that subdivision. The credit line matures
December 1, 1998 and advances outstanding more than 12 months are to be repaid over a 48 month term. National City may call the notes outstanding on May 15 of each year, however, the Company is allowed 180 days to repay the balance in full. The total amount outstanding as of October 31, 1997 was $351,000, and bears interest at 9 1/2% per annum.

The Company also maintains a revolving credit line of $1,000,000 with First Western Bank, with interest payable monthly at the bank's prime rate plus 1/2%. The credit line is to be used for constructing up to 12 homes in the Hawthorne Commons Subdivision, and is secured by the Company's property in that subdivision. Borrowings are limited to $80,000 for each house, and any outstanding principal is required to be repaid upon the sale of each house. At October 31, 1997, the total outstanding balance amounted to $480,000 and bears interest of 9.25%.

The Company also utilizes a third revolving line of credit in the amount of $750,000. The proceeds under this credit line are restricted to the construction of townhouses in the Company's Georgetowne Manor Subdivision. Advances under this credit line bear interest at First Western Bank's prime rate plus 1/2%, and must be repaid by November 30, 1997. The total balance outstanding under this credit line amounted to $87,500 as of October 31, 1997 and bears interest of 9%.

The Company also has a $250,000 working capital credit line with PNC Bank bearing interest at the bank's prime rate plus .625. At October 31, 1997, the Company had no amount outstanding under this credit line.

Note 7  Mortgages Payable
The Company is obligated to PNC Bank under a floating rate mortgage note in the amount of $1,088,734 at October 31, 1997. Interest is based on the bank's prime rate plus 5/8%, or fixed annually at the bank's fully absorbed cost of funds, plus 2 1/2%. The rate of interest has been fixed at 9.125% at October 31, 1997. Repayments are in equal monthly principal and interest installments of $17,294 with a final balloon payment due November 1, 1999. The mortgage note is collateralized by 19 rental townhouse units having a net book value of approximately $302,000 and an approximate fair market value of $1,450,000 based on the recent sales prices of townhouses.

On November 29, 1995, the Company granted PNC Bank a mortgage on its office building to secure a term loan in the amount of $750,000 with a balance of $696,836 at October 31, 1997. The proceeds of this loan were used to replenish its working capital, and to carry on its development and construction activities. This office building was completed in August 1995 at a cost of $1,263,207. Interest is based on PNC's prime rate plus 1/2% or is fixed at 2 1/4% above PNC's fully absorbed cost of funds and is being amortized over a 15 year term, but matures on December 10, 2000. At October 31, 1997, monthly principal and interest payments are

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   OCTOBER 31 1997 AND 1996
                         (CONTINUED)

Note 7 Continued
$7,265 based on the current interest rate of 8.12%, which has been fixed through December 10, 1999. The Company must also comply with certain financial covenants including at all times having a tangible net worth (defined as net worth plus general unsecured debt less deferred tax assets) of $10,000,000, a current ratio of 2 to 1; debt to net worth (adjusted for general unsecured debt and deferred tax assets) of .5 to 1; and debt service coverage of 1.1 to 1. It is anticipated that the $10 million net worth covenant will periodically be reduced in future years to facilitate the Company's planned liquidation of its assets and distribution of the proceeds of such liquidation to its debtholders and shareholders. There are also certain penalties if prepayments exceed specified amounts. Aggregate maturities of long term debt at October 31, 1997 are as follows:

1998        $   131,813
1999            156,567
2000            899,903
2001            597,287
            $ 1,785,570

Surety And Mortgage
The Company is contingently liable under terms of a $2,000,000 mortgage it granted a commercial surety company on five of its buildings containing 30 townhouse units at its Seven Fields complex. These townhouses, having an approximate book value of $480,000 at October 31, 1997 and an estimated fair market value based on recent sales of individual townhouses of $2,300,000, serve as collateral for performance and maintenance bonds issued by the surety company totaling $2,000,000, related to the Company's land development. To date, the Company has successfully completed, to the extent possible, and to the satisfaction of the Borough, each of its previous subdivisions and each of its prior bonds have been duly released.

Note 8  Fair Value Of Financial Instruments
The following methods and assumptions were used to estimate the fair value of financial instruments at October 31, 1997:

Cash and temporary investments: The carrying amount reported in the balance sheet for cash and temporary investments approximates fair value.

Certificates of deposit, accounts and notes receivable, deposits, and accounts payable: The carrying amounts of these assets and liabilities in the balance sheet approximate fair value.

General unsecured debt - minority investors The carrying amount of general unsecured debt - minority investors of $9,897,933 is materially in excess of the fair value of these financial instruments. As more fully described in Notes 1 and 11, the general unsecured debt is non interest bearing, has no maturity date, and legal action by the debt holder to collect is precluded. Furthermore, since the Company emerged from bankruptcy proceedings in 1987, there have been no known sales of the debt in the open market. The amount of this debt which is ultimately repaid, and the timing of such repayment, is totally dependent upon the Company's success in developing its property and liquidating and distributing

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   OCTOBER 31 1997 AND 1996
                         (CONTINUED)

Note 8  Continued
the proceeds from sales of its assets to the debtholders and shareholders. Consequently, this debt is more characteristic of an equity instrument having a preference upon liquidation, bears no interest or dividend rate, has no fixed cash stream, or maturity date. Because of these factors, it is not practicable to determine the fair value of the general unsecured debt.

Notes Payable - Credit lines and mortgages payable: The carrying amounts of notes payable, credit lines and mortgages payable approximate fair value since interest rates of the mortgages and credit line notes approximate interest rates currently available to the Company on other debt instruments and all of credit line interest rates are of a variable nature.


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

At October 31, 1997, the Company has Federal and state net operating loss carryforwards for tax purposes which, if not utilized, expire as follows:

October 31,       Federal                    State
1998                                         $  936,732
2003              $ 2,365,285
2004                3,911,434
2005                4,605,975
2006                  626,911
2007                  870,453
2008                3,892,382
2009                1,202,522
2010                1,125,182
2011                  438,605
                  $19,038,749                $  936,732

For Pennsylvania income tax purposes, losses of not more than $500,000 from fiscal years ending October 31, 1989 through October 31, 1994, are available to offset taxable income generated in fiscal 1997 and 1998. Losses of not more than $1,000,000 generated in fiscal 1996 may be used to offset income generated in fiscal years 1997 and 1998. The maximum net operating loss that may be used in any fiscal year is $1,000,000.

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

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1997 AND 1996
                         (CONTINUED)

Note 9 Continued
The net realizability of the deferred income tax assets is re-evaluated periodically. The deferred tax asset which the Company estimates will be realizable is calculated annually to be an amount not to exceed 7 times the average pre tax income for the latest two fiscal years at the tax rates in effect at that time. The Company's ability to utilize its deferred tax assets is based solely on its ability to generate sufficient pre tax income in the future, prior to its complete liquidation, which is limited by the total property which the Company has available to develop in the future. As more fully explained in Note 1, the Company does not intend to acquire additional property to develop, but intends to develop its existing property, liquidate its remaining assets, and distribute its assets to its Investors. It is estimated that this process will not be completed until the years 2000-2005.

At October 31, 1997, the significant components of the deferred tax assets are as follows:


                                     Federal       State         Total
Tax over financial reporting basis
       of assets originating at
       reorganization                $  2,203,127  $    719,176  $  2,922,303

Net operating loss carryforwards
       resulting from the utilization
       of the higher tax basis of
       assets since reorganization      6,441,357       93,580      6,534,937
  Potential Tax Benefit at
       October 31, 1997                 8,644,484      812,756      9,457,240

Valuation Allowance - Reduction
       for estimated unutilized
       deferred tax assets              5,775,120      198,336      5,973,456

Net Deferred Tax Assets             $   2,869,364  $   614,420  $   3,483,784

Significant components of the provision for income taxes are as follows:

                                               Year Ended October 31
                                               1997             1996
Deferred:
       Federal                                 $   381,374      $ (157,000)
       State                                       126,842          157,000
            Provision For Income Taxes         $   508,216      $         0

A reconciliation of income taxes with the amounts which would result from applying the US statutory rate follows:

                                                1997            1996
Tax at US Statutory Rate                        $    427,214    $     579,701
State Income Taxes Net Of Federal Benefit             83,017          112,418
Utilization of Deferred Income Tax Assets            (2,015)        (692,119)
            Provision For Income Taxes          $    508,216    $           0

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1997 AND 1996
                         (CONTINUED)

Note 10 Temporary Investments
Temporary investments at October 31, 1997, and 1996 consist of $195,710 and $149,825 respectively invested in PNC Bank's PNC Investment Short Term Common Trust Fund. The underlying securities which consist of US Treasury and US Government Agency obligations and repurchase agreements relating to such obligations have average maturities of 20 to 60 days. The proceeds are deposited automatically to the Company's operating account as needed. Cost and market value of temporary investments are identical to each other at October 31, 1997, and 1996 respectively.

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

As a result of the reorganization effective April 30, 1995, 83% or $50,796,205 of the Investor Debt and 83% of the Common Stock was exchanged
for common stock in Seven Fields PA.   Therefore, the General Unsecured Debt
and Common Stock outstanding on the October 31, 1997 and 1996 balance sheets have the following characteristics:

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

: This debt as reflected on the Company's balance sheet is to be repaid by periodic distributions as determined appropriate by the Company's Board of Directors. When such distributions are made for every $17 of debt repaid, it is the intent of the Company to distribute to its shareholders $83 as a liquidating distribution. These circumstances were created by the 1995 reorganization which was structured so as to assure proportionality of the interests between those Investors which accepted the exchange offer and those Investors who did not accept the exchange offer. The economic interests of the Investors remained proportional because of the ownership of the debt of the Corporation which was exchanged for the

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                  OCTOBER 31, 1997 AND 1996
                         (CONTINUED)

Note 11  Continued
     common stock of Seven Fields PA which was not canceled, but was transferred to Seven Fields DEL, a wholly owned subsidiary of Seven Fields PA. Therefore, as the Trust repays the debt; for every $17 of debt paid to the non-exchanging Investors, $83 will be repaid on the debt held by Seven Fields DEL. It is the Company's intent that all such repayments of debt received by Seven Fields DEL will be distributed to Seven Fields PA, which in turn will be distributed to the common stockholders of Seven Fields PA as a return of capital distribution.

Common Stock
:     Voting Stock - One vote per share.

:     Dividends - If and when declared by the Board of Directors.

Note 12 Capitalized Development Costs, House Construction Costs, PUC Regulated Water Costs And Property Held For Investment And Future Development The Company has incurred substantial costs in continuing the development of certain of the property located at Seven Fields, Butler County, PA. The Company's development and house construction activities for the years ended October 31, 1997 and October 31, 1996 are summarized below for each of the areas of significant activity.

    SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1997 AND 1996
                         (CONTINUED)

                Sub-                                             Com-
                stantially                                       mercial
                Com-                                             Parcels
                pleted                                           South
                division   North    George-  North      Haw-     of
                South of   Ridge    town     Ridge      thorne   Route
                Route 288  Manor    Manor    Estates    Commons  228
Total Acres     125        17       10       31         24       45
Total Lots      277        45       77       56         96       11
Unsold Lots     8          29       50       28         93        4

Balance
  October 31,
  1996          $378,703 $709,665 $785,994 $1,228,115 $1,302,336 $597,640

1997 Cost
 Capitalized:
Reclassify
 Land Costs                                                       125,128
Selling
 Expenses         18,561   19,994   22,400     11,471     15,880   88,493
Engineering &
  Supervision      1,403    6,091   18,285     13,899     52,013   27,558
Excavation &
  Construction  (28,598)   22,401   71,577     67,809    652,614   54,240
Overhead
  Allocated                 4,752    4,752      4,752      9,504   11,880
Interest

               370,069    762,903  903,008  1,326,046  2,032,347  904,939

Less Cost of
 Houses &
 Lots Sold     205,126    200,143  265,600    535,386     78,780  554,515

Balance
 October 31,
 1997         $164,943   $562,760 $637,408   $790,660 $1,953,567 $350,424

Classification
of Costs:

House
 Construction
 & Development$164,943   $562,760 $637,408   $790,660 $1,953,567 $350,424
Unutilized Land

Property, Plant
  & Equipment

              $164,943   $562,760  $637,408  $790,660 $1,953,567 $350,424

                         Moon
Com-                     Twp.
mercial                  Route
Parcels                  228
North of                 Water
Route        Un-         and        Office
228          utilized    Other      Buildings    Houses      Total
Phase M      Parcels
             18          199        40           5.7
             18                                  5
             14                                  3

$            $2,150,075  $1,011,134  $1,263,208  $2,842,203  $12,269,073

 229,630      (417,709)      15,191      47,760
  49,109                     57,500                 346,861      630,269
  13,652        129,872     140,922      24,833     105,267      533,795
 312,839        683,137     446,558     367,911   4,902,599    7,553,087
   1,251         14,256                   8,253                   59,400
  13,500                     11,000       1,000     108,546      134,046

 619,981      2,559,631   1,682,305   1,712,965   8,305,476   21,179,670

 390,296                    128,446               4,618,245    6,976,537

$229,685     $2,559,631  $1,553,859  $1,712,965  $3,687,231  $14,203,133


$229,685     $2,559,631  $1,553,859  $1,712,965  $3,687,231  $14,203,133


Estimated Additional Costs      Residential &  Residential &
to be incurred in               Commercial     Commercial
Next Five Years: (000's)        Land           Building
                                Development    Development       Total

1998                            $ 2,226        $ 6,459           $ 8,685
1999                              1,560          7,004             8,564
2000                                934          6,534             7,468
2001                                121          5,480             5,601
2002                                918          4,840             5,758

Note 12  Continued
The following information summarizes development activities for 1996.

                       Com-     Com-
               Colon-  mercial  mercial
               ial     Pointe   Retail & Brandy-  Brandy-  North    George-
               I, II   Center   Service  wine     wine     Ridge    town
               &III    Phase P  Phase Q  Woods    Commons  Manor    Manor
Acres             82      18       5        34       9        17       10
Total Lots       158       6       3        75      44        45       77
Unsold Lots        9       5       1         8       2        38       69

Balance
October
31, 1995       $399,963 $471,484 $202,348 $387,800 $195,036 $685,185 $573,645

1996 Costs
Capitalized
Reclassify
Land Costs
Engineering &
 Supervision      3,937    6,150   17,603   15,093   18,979   25,462   27,359
Excavation &
 Construc-
 tion            65,528    1,647   44,934   14,649   11,382  142,597  287,338
Overhead
 Allocated        1,584    3,972    1,584    1,584    2,388    3,972    5,400
Interest

Total
Accumulated
Costs           471,012  483,253  266,469  419,126  227,785  857,216  897,714

Less Cost of
Houses And
Lots Sold       282,856   88,548   63,534  261,526  194,838  147,551  111,720

Balance
October 31,
1996           $188,156 $394,705 $202,935 $157,600 $ 32,947 $709,665 $785,994

Classi-
fication
of Costs:
House
 Construc-
 tion &
 Develop-
 ment           188,156  394,705  202,935  157,600   32,947  709,665  785,994
Unutilized
 Land
Property,
 Plant &
 Equipment

               $188,156 $394,705 $202,935 $157,600 $  32,947 $709,665 $785,994

                           F-24


                                                       Single
                                  Moon,                And
North                 Un-         Townhouse,           Multi-
Ridge     Hawthorne   utilized    Water &    Office    Family
Estates   Comons      Parcels     Other      Building  Houses      Total
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

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1997 AND 1996
                         (CONTINUED)

Note 13  Business Segment Information

                                  For The Year Ended October 31,   (000's)


                        1997                              1996
                        Development,                      Development,
            Rental &    Construction          Rental &    Construction
            General     & PUC                 General     & PUC
            Operations  Activities   Total    Operations  Activities   Total
Gross
Operating
Revenue     $  579      $ 10,352     $10,931  $  801      $  9,488     $10,289

Costs &
Operating
Expenses       616         8,663       9,279     787         7,442       8,229

Depreciation
Expense        174           112         286     269            62         331

Operating
Income
(Loss)       (211)         1,577       1,366   (255)         1,984       1,729

Total
Identifi-
able Assets $6,808        13,439     20,247    7,862        11,569      19,431

Capital
Expendi-
tures       $            $   562    $   562   $   16       $   119     $   135

Note 14  Concentration Of Credit Risks
The Company's customers are the general public for the rental of apartments in its rental project and customers, mostly residential home owners, to which water utility services are provided. The Company has historically incurred minimal credit losses.

From time to time the Company maintains cash deposits with its principal bank in excess of the FDIC insured limits.

The Company began financing certain of the sales of its townhouses during 1993. The mortgage originator, in whose name the mortgage is recorded as a first mortgage on the townhouse sold, assigns the mortgage note to the Company, which assumes all of the market and credit risks related to the note. As of October 31, 1997 and 1996, the Company held $61,114 and $61,807 respectively of these mortgage note assignments. The Company's interest in the underlying collateral is not perfected in that it is the Company's policy to not record the mortgage note assignments with the Butler County Recorder of Deeds.

Note 15  Environmental Matters
The Company knows of no environmental risks associated with its properties and operations.

Note 16  Related Party Transactions
A shareholder and director of the Company provided the Company with certain design and architectural services and was paid $480 for such services. In addition, the law firm in which a director of the Company is a principal was paid $10,194 for legal services provided to the Company. The Company's management believes that the Company received services of economic value equivalent to the amounts paid.

The Company made available a $135,000 construction loan to a homeowners association of property owners which have purchased the Company's townhouses. The loan bears interest at 10.25% and principal repaid during 1997 amounted to $10,298. The Loan was used for certain improvements to townhouses in the Castle Creek development, and is secured by all present and future homeowner's fees. The loan matures November 1, 2001 and at October 31, 1997 had an outstanding balance of

   SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1997 AND 1996
                         (CONTINUED)
Note 16
Continued $124,702. A second construction loan of $58,000 was made available to the same homeowners association in August 1997. Interest is set at 10.25% and the loan matures on November 1, 2002. No amount was outstanding on this note at October 31, 1997.