Form 10QSB
period 1998-01-31
SEVEN FIELDS DEVELOPMENT PA INC
filed 1998-03-09
CIK 931429

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
      For the quarterly period ended January 31, 1998.

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

  Yes  XX            No ____


                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
          As of January 31,1998 there were 2,905,682 shares of the
              issuer's $1.00 par value common stock outstanding.


Transitional Small Business Disclosure Format
  Yes ____           No  XX


             SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES


                                Form 10-QSB

           FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997


                     PART I  -  Financial Information



The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item 1  -  Financial Statements



           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                AS OF JANUARY 31, 1998 AND OCTOBER 31, 1997
                                 ASSETS


                                                1998            1997
Cash                                      $    132,535     $    227,896
Temporary investments                        2,764,434          195,710
  Total Cash & Temporary Investments      $  2,896,969     $    423,606

Accounts and notes receivable, net of
  allowances of $57,589                        196,154          197,688
Mortgage notes receivable                      548,500           61,114
Capitalized development costs                5,129,562        5,365,267
Capitalized house construction costs         3,008,055        3,687,231
Prepaid expenses and deposits                   92,339          391,600
Property not currently under
  development                                3,098,843        3,077,133
Tenant security deposits                           735           40,740
Deferred income tax assets                   2,648,284        3,483,784

Property, Buildings &
  Equipment
Land                                     $     473,267     $    359,725
Buildings                                    1,389,723        3,373,859
Equipment and furnishings                    1,017,055        1,393,155
Construction in progress                                        449,757

  Total Property, Buildings and
    Equipment                            $   2,880,045     $  5,576,496
  Accumulated Depreciation                    (644,082)      (2,055,493)

  Total Property, Buildings and
    Equipment, Net of Accumulated
    Depreciation                         $   2,235,963     $  3,521,003


      Total Assets                       $  19,855,404     $ 20,249,166

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                LIABILITIES

                                                1998            1997
Accounts payable and accrued expenses     $     141,338    $    701,176
Accrued estimated costs related to
  developed lots and townhouses sold            918,271         812,427
Notes payable - credit lines                    673,407         918,157
Mortgages payable                               939,446       1,785,570
Customer deposits and advances                   74,251         133,046
Tenant security deposits                            735          40,740
General unsecured debt -
  minority investors                          9,897,933       9,897,933


    Total Liabilities                     $  12,645,381    $ 14,289,049

                          SHAREHOLDERS' EQUITY
Common stock, $1 par value,
  10,000,000 shares authorized,
  2,905,682 shares issued
  and outstanding                         $  2,905,682     $  2,905,682
Additional Paid In Capital                  48,885,852       48,885,852
Shareholders' Deficit - excess of
  non-discharged debt over assets
  on November 7, 1987 (Date of
  reorganization)                          (52,235,399)     (52,235,399)
Retained earnings, since
  November 7, 1987 (Date
  of reorganization)                         7,653,888        6,403,982
    Total Shareholders' Equity            $  7,210,023     $  5,960,117


      Total Liabilities and
       Shareholders' Equity               $ 19,855,404     $ 20,249,166

          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
                                                1998            1997
Gross Revenue
Rental Income                              $    128,108    $    137,904
Fees & other operating income                    19,281          17,074
Water revenue                                    39,619          36,133
Developed lot and house sales                 2,656,713       2,368,441
Townhouse unit sales                          3,967,900          76,900

                                           $  6,811,621    $  2,636,452
Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $  2,322,706    $  1,694,662

Cost of Townhouses Sold                    $  1,843,638    $     72,223

Other Operating Expenses*                  $    216,286    $    177,243

General & Administrative Expenses*         $    223,506    $    221,015

Depreciation Expense                       $     98,798    $     72,230

     Operating Income                      $  2,106,687    $    399,079


Interest Expense*                          $    (31,624)   $    (40,072)
Interest Income                            $     10,343    $      5,653

Income Before
  Provision for Income Taxes               $  2,085,406    $    364,660

Provision for Income Taxes                 $    835,500    $    146,000

  Net Income                               $  1,249,906    $    218,660
  Earnings per Share**                              .36             .06

Weighted Average Shares Outstanding           2,905,682       2,905,682

* See details on following page.
** Basic and fully diluted earnings per share are identical.

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF OPERATIONS - CONTINUED
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
           FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
                                                 1998           1997
Payroll, payroll taxes and benefits         $    180,828    $   213,630
Repairs & maintenance                             31,239         44,928
Utilities                                         25,603         25,662
Insurance                                         30,360         29,525
Property taxes                                    58,069         39,148
Other operating supplies & services               33,199         15,362

Total Other Operating Expenses              $    359,298    $   368,255

  Less Costs Capitalized To
    Development and House Construction          (143,012)      (191,012)

      Net Operating Expenses                $    216,286    $   177,243

General And Administrative Expenses
Payroll, payroll taxes and benefits         $     94,320    $   109,957
Professional fees                                 45,026         54,164
Other general and administrative
  expenses                                       101,317         72,338
Total General and Administrative
  Expenses                                  $    240,663    $   236,459

  Less Costs Capitalized To
    Development and Construction                 (17,157)       (15,444)

      Net General and Administrative
        Expenses                            $    223,506    $   221,015

Interest Expense
  Total Interest Expense                    $     59,451    $    48,755

  Less Interest Capitalized to
    Development and House
    Construction                            $    (27,827)   $    (8,683)

      Net Interest Expense                  $     31,624    $    40,072

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                      AND ADDITIONAL PAID IN CAPITAL
                        FOR THE THREE MONTHS ENDED
                             JANUARY 31, 1998
                CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Retained earnings - beginning                          $     6,403,982

Net income for the three month period
 ended January 31, 1998                                      1,249,906

Retained earnings - ending                             $     7,653,888

               SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
                                                1998            1997
Cash Flows From Operating Activities:
Net income                                 $   1,249,906    $   218,660
Provision for income taxes                       835,500        146,000
Depreciation                                      98,798         72,230
Capitalized development costs incurred          (216,431)      (314,443)
Capitalized house construction costs incurred (1,152,557)    (1,035,085)
Cost of lots & houses sold                     2,262,159      1,620,809
Changes in other assets & liabilities:
  Mortgage notes receivable                     (487,386)            54
  Other assets                                   340,802        107,971
  Other liabilities                             (552,796)      (315,874)
Net Cash Flows Provided By
  Operating Activities                     $   2,377,995    $   500,322

Cash Flows From Investing Activities:
Additions to property, buildings and
  equipment                                $     (58,818)   $  (215,295)
Sale of property, buildings & equipment        1,245,060         18,846
Total Cash Flows Provided By (Used In)
  Investing Activities                     $   1,186,242    $  (196,449)

Cash Flows From Financing Activities:
Repayment of investor debt                                  $  (169,811)
Return of capital distribution                                 (828,120)
Net borrowings on credit lines                                  467,750
Repayment of mortgages & notes payable     $  (1,340,874)      (103,939)
Proceeds from borrowings                         250,000
Total Cash Flows Used In
  Financing Activities                     $  (1,090,874)   $  (634,120)
Net Increase (Decrease)in Cash And
  Temporary Investments                    $   2,473,363    $  (330,247)
Cash & Temporary Investments,
  Beginning of Period                      $     423,606    $   402,329
Cash & Temporary Investments,
  End of Period                            $   2,896,969    $    72,082

Interest Expense Included in Net Income
  From Operating Activities Above          $      31,624    $    40,072
Interest Paid & Included in Capitalized
  Development Costs & Houses Under
  Construction                             $      27,827    $     8,683

    Total Interest Paid                    $      59,451    $    48,755

            SEVEN FIELDS DEVELOPMENT(PA), INC. AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997


Basis of Presentation

The financial statements included herein have been prepared by the Registrant, without audit, for filing with the Securities and Exchange Commission pursuant to the rules and regulations of said commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects adjustments comprising normal recurring accruals which in the opinion of the Registrant are necessary for the fair statement of the results for the periods indicated. This financial information should be read in conjunction with financial statements and notes thereto included in the Registrant's Annual Report for the two years in the period ended October 31, 1997.

For comparative purposes certain 1997 amounts have been reclassified to conform to the presentation adopted in 1998.

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

                   SEVEN FIELDS DEVELOPMENT (PA), INC.
                       NOTES TO FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997


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

The computation of earnings per share for the three months ended January 31, 1998 and 1997 is as follows:

                                                1998           1997
   Net Income                              $1,249,906     $  218,660
   Less Net Income Accruing to
    Minority Interest in Trust (17%)          207,643         36,183

   Net Income Applicable to Seven Fields
   (PA), Inc. Shareholders                 $1,042,263      $ 182,477

   Earnings Per Share                          .36            .06

   Weighted Average Shares Outstanding      2,905,682      2,905,682

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Financial Condition

The Company's financial condition improved due to generation of net profit of $1,249,906 in the first three months of 1998. The Company obtained a $250,000 mortgage note from National City Bank. The note is collateralized by the real estate office building constructed by the Company. The Company was successful in selling 71 townhouse units during the quarter, 65 of which were sold to Watersoft, Inc. As part of the sale to Watersoft, Inc., the Company granted a $487,000 mortgage to such buyer. The remaining proceeds from the sale were used to pay off the PNC Bank, N.A. mortgage in full and to fund a distribution to investors in February, 1998 of over $2.3 million.

Inventory at the end of the first quarter of 1998 consisted of eight single family homes in various stages of construction including one model home, two homes under agreement of sale, and five homes available for sale. Also included in inventory are twenty-five multi-family homes, in various stages of construction, including three model homes, four homes under agreement of sale and eighteen homes available for sale.

Results of Operations for the Three Month Periods

In 1998, rental income decreased from the prior year's period by $9,796 due to the sale of townhouse units. Since 71 of these townhouse units were sold in 1998 and one was sold in 1997, gross revenue from townhouse unit sales increased in 1998 by $3,891,000. Developed lot and house sales increased from 1997 to 1998 by $288,272 due to sales of six lots, four houses and eleven multi-family units in 1998, compared with six lots, seven houses, two multi-family units and one commercial lot a year earlier. As a result of the above and other minor variations, total gross revenue in the period increased by $4,175,169 from the prior year's period.

Cost of developed lots and houses sold increased by $628,044 in 1998 and cost of townhouses sold increased by $1,771,415 in 1998; both such variations are due primarily to corresponding proportionate changes in sales volumes.

Net other operating expenses increased from 1997 to 1998 by less than $40,000 due primarily to payroll and maintenance related to the sale of the 71 townhouses and greater levels of construction activity. Gross interest expense decreased by approximately $10,000 from 1997 to 1998 due to lower loan balances.

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Results of Operations for Three Month Periods (Con't)

Due primarily to type of product sold and respective sales volumes, the Company's income before provision for income taxes increased from 1997 to 1998 by $1,720,746.

The Company recognized a provision for income tax in 1998 of $835,500; such amount serves to reduce deferred income tax assets and it is anticipated that no income tax will be paid this year. Upon adopting Financial Accounting Standard #109 ("FAS 109") in 1994 the Company recognized a $4 million dollar deferred tax asset, and, annually, values the realizability of such asset based on the Company's ability to generate sufficient revenue in future years. Based on the assets the Company currently owns and its development plans, it is estimated that the deferred tax assets will be utilized upon development and sale of the Company's remaining property, and the Company has begun, effective November 1, 1996, recognizing tax expense at a combined federal and state rate of 40%.

Part II - Item 1     Legal Proceedings

None.


Part II - OTHER INFORMATION

Item 6.       Exhibits and Other Reports on Form 8-K

    (a) Exhibits
              None

    (b) Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended January 31, 1998.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Seven Fields Development (PA), Inc.



Date:   March 3, 1998      By: GEORGE K. WRIGHT
                           George K. Wright, Vice-President



Date:   March 3, 1998      By: LYNN HOFFMAN-KYLE
                           Lynn Hoffman-Kyle, Chief Financial Officer