Form 10QSB/A
period 1998-04-30
SEVEN FIELDS DEVELOPMENT PA INC
filed 1998-06-15
CIK 931429

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
      For the quarterly period ended April 30, 1998.

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

                 Issuer's telephone number (724) 776-5070

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  XX            No ____


                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
           As of May 29, 1998 there were 2,905,682 shares of the issuer's $1.00 par value common stock outstanding.


Transitional Small Business Disclosure Format
  Yes ____           No  XX

             SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES


                                Form 10-QSB

             FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND 1997


                     PART I  -  Financial Information



The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item 1  -  Financial Statements

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 AS OF APRIL 30, 1998 AND OCTOBER 31, 1997
                                 ASSETS


                                                1998            1997
Cash                                      $    417,185     $    227,896
Temporary investments                          283,084          195,710
  Total Cash & Temporary Investments      $    700,269     $    423,606

Accounts and notes receivable, net of
  allowances of $58,789 and $57,589            164,621          197,688
Mortgage notes receivable                      548,266           61,114
Capitalized development costs                4,813,187        5,365,267
Capitalized house construction costs,
  net of allowances                          3,153,593        3,687,231
Prepaid expenses and deposits                   65,113          391,600
Property not currently under development,
  net of allowances of $123,788              3,165,529        3,077,133
Tenant security deposits                                         40,740
Deferred income tax assets                   2,648,284        3,483,784

Property, Buildings &
  Equipment
Land                                     $     481,860     $    359,725
Buildings                                    1,294,346        3,373,859
Equipment and furnishings                      869,235        1,393,155
Construction in progress                                        449,757

  Total Property, Buildings and
    Equipment                            $   2,645,441     $  5,576,496
  Accumulated Depreciation                    (529,541)      (2,055,493)

  Total Property, Buildings and
    Equipment, Net of Accumulated
    Depreciation                         $   2,115,900     $  3,521,003


      Total Assets                       $  17,374,762     $ 20,249,166

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                LIABILITIES

                                                1998            1997
Accounts payable and accrued expenses     $     142,928    $    701,176
Accrued estimated costs related to
  developed lots and townhouses sold            852,357         812,427
Notes payable - credit lines                    529,000         918,157
Mortgages payable                               959,737       1,785,570
Customer deposits and advances                  130,307         133,046
Tenant security deposits                                         40,740
General unsecured subordinated debt -
  minority investors                          9,501,710       9,897,933


    Total Liabilities                      $ 12,116,039    $ 14,289,049

                          SHAREHOLDERS' EQUITY
Common stock, $1 par value,
  10,000,000 shares authorized,
  2,905,682 shares issued
  and outstanding                          $  2,905,682    $  2,905,682
Additional Paid In Capital                   46,953,570      48,885,852
Shareholders' Deficit - excess of
  non-discharged debt over assets
  on November 7, 1987 (Date of
  reorganization)                           (52,235,399)    (52,235,399)
Retained earnings, since
  November 7, 1987 (Date
  of reorganization)                          7,634,870       6,403,982
    Total Shareholders' Equity             $  5,258,723    $  5,960,117


      Total Liabilities and
       Shareholders' Equity                $ 17,374,762    $ 20,249,166

          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                                                1998            1997
Gross Revenue
Rental Income                              $     18,613    $    126,405
Fees & other operating income                    13,338          17,175
Water revenue                                    41,808          36,661
Developed lot and house sales                 1,584,362       1,174,366
Townhouse unit sales                            167,686         308,574

                                           $  1,825,807    $  1,663,181
Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $  1,411,211    $  1,057,075

Cost of Townhouses Sold                    $     69,329    $    168,512

Other Operating Expenses*                  $    123,649    $    168,515

General & Administrative Expenses*         $    217,223    $    191,765

Depreciation Expense                       $     34,922    $     72,073

     Operating Income (Loss)               $    (30,527)   $      5,241


Interest Expense*                          $     (9,152)   $    (36,203)
Interest Income                            $     20,663    $      6,956

Net Loss                                   $    (19,016)   $    (24,006)

Net Loss Per Share,
  Basic and Fully Diluted                       (.01)           (.01)

Weighted Average Number of Shares             2,905,682       2,905,682

* See details on following page.

         SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
            FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                                                 1998           1997
Other Operating Expenses
Payroll, payroll taxes and benefits         $    161,677    $   159,938
Repairs & maintenance                             28,749         40,849
Utilities                                         23,449         32,997
Insurance                                         23,160         31,445
Property taxes                                     5,640         37,761
Other operating supplies & services               31,230         23,187

Total Other Operating Expenses              $    273,905    $   326,177

  Less Costs Capitalized To
    Development and House Construction          (150,256)      (157,662)

      Net Operating Expenses                $    123,649    $   168,515


General And Administrative Expenses
Payroll, payroll taxes and benefits         $    123,953    $    89,443
Professional fees                                 32,396         37,603
Other general and administrative
  expenses                                        78,031         80,163
Total General and Administrative
  Expenses                                  $    234,380    $   207,209

  Less Costs Capitalized To
    Development and Construction                 (17,157)       (15,444)

  Net General and Administrative
      Expenses                              $    217,223    $   191,765


Interest Expense
  Total Interest Expense                    $     34,332    $    53,036

  Less Interest Capitalized to
    Development and House
    Construction                                 (25,180)       (16,833)

  Net Interest Expense                      $      9,152    $    36,203

            SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND 1997
                                                1998            1997
Gross Revenue
Apartment rentals                          $     146,721   $    264,309
Fees & other operating income                     32,619         34,249
Water revenue                                     81,427         72,794
Developed lot and house sales                  4,241,075      3,542,807
Townhouse unit sales                           4,135,586        385,474

                                           $   8,637,428   $  4,299,633
Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $   3,733,917   $  2,751,737

Cost of Townhouses Sold                    $   1,912,967   $    240,735

Other Operating Expenses*                  $     339,935   $    345,758

General & Administrative Expenses*         $     440,729   $    412,780

Depreciation Expense                       $     133,720   $    144,303

     Operating Income                      $   2,076,160   $    404,320

Interest Expense*                          $     (40,776)  $    (76,275)
Interest Income                            $      31,004   $     12,609

Income Before
  Provision for Income Taxes               $   2,066,388   $    340,654

Provision for Income Taxes                 $     835,500   $    146,000

Net Income                                 $   1,230,888   $    194,654


Net Income Per Share,
  Basic and Fully Diluted                         .35           .06

Weighted Average Number of Shares              2,905,682      2,905,682

* See details on following page.

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
             FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND 1997
                                                 1998           1997
Other Operating Expenses
Payroll, payroll taxes and benefits         $    342,505    $   373,568
Repairs & maintenance                             59,988         85,777
Utilities                                         49,052         58,659
Insurance                                         53,520         60,970
Property taxes                                    63,709         76,909
Other operating supplies & services               64,429         38,549

Total Other Operating Expenses              $    633,203    $   694,432

  Less Costs Capitalized To
    Development and Construction                (293,268)      (348,674)

      Net Other Operating Expenses          $    339,935    $   345,758


General And Administrative Expenses
Payroll, payroll taxes and benefits         $    218,273    $   199,400
Professional fees                                 77,422         91,767
Other general and administrative
  expenses                                       179,348        152,501
Total General and Administrative
  Expenses                                  $    475,043    $   443,668

  Less Costs Capitalized To
    Development and Construction                 (34,314)       (30,888)

  Net General and Administrative
      Expenses                              $    440,729    $   412,780


Interest Expense
  Total Interest Expense                    $     93,783    $   101,791

  Less Interest Capitalized to
    Development and House
    Construction                                 (53,007)       (25,516)

  Net Interest Expense                      $     40,776    $    76,275

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND 1997
                                                1998            1997
Cash Flows From Operating Activities:
Net income                                 $   1,230,888    $   194,654
Provision for deferred income taxes              835,500        146,000
Depreciation                                     133,720        144,303
Capitalized development costs incurred          (362,803)      (514,002)
Capitalized house construction
  costs incurred                              (2,236,036)    (2,354,523)
Cost of lots & houses sold                     3,596,161      2,609,954
Changes in other assets & liabilities:
  Mortgage notes receivable                     (487,152)           299
  Other assets                                   400,294        133,305
  Other liabilities                             (561,797)      (312,857)
Net Cash Flows Provided By
  Operating Activities                     $   2,548,775    $    47,133

Cash Flows From Investing Activities:
Additions to property, buildings and
  equipment                                $     (77,836)   $  (325,174)
Sale of property, buildings & equipment        1,349,219         93,287
Total Cash Flows Provided By
  (Used In) Investing Activities           $   1,271,383    $  (231,887)

Cash Flows From Financing Activities:
Repayment of investor debt                 $    (396,223)   $  (169,811)
Return of capital distribution                (1,932,282)      (828,120)
Net Borrowings on Credit Lines                                1,133,250
Proceeds from borrowings                         280,000
Repayments of Loans Payable                   (1,494,990)      (224,078)
Total Cash Flows Used In
   Financing Activities                    $  (3,543,495)   $   (88,759)

Net Increase (Decrease) in Cash and
  Temporary Investments                    $     276,663    $  (273,513)
Cash & Temporary Investments,
  Beginning of Period                      $     423,606    $   402,329
Cash & Temporary Investments,
  End of Period                            $     700,269    $   128,816

Interest Expense Included in Net Income
  From Operating Activities Above          $      40,776    $    76,275
Interest Paid & Included in Capitalized
  Development Costs & Houses Under
  Construction                             $      53,007    $    25,516

    Total Interest Paid                    $      93,783    $   101,791

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                      AND ADDITIONAL PAID IN CAPITAL
                         FOR THE SIX MONTHS ENDED
                              APRIL 30, 1998
                CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Retained earnings - beginning                          $     6,403,982

Net income for the six months
  ended April 30                                             1,230,888

Retained earnings - ending                             $     7,634,870


           CONSOLIDATED STATEMENT OF ADDITIONAL PAID IN CAPITAL
Additional paid in capital - beginning                 $    48,885,852

Return of capital distribution to shareholders              (1,932,282)

Additional paid in capital - ending                    $    46,953,570

                    SEVEN FIELDS DEVELOPMENT (PA), INC.
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND 1997

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

                       Notes to Financial Statements for the Six Months Ended April 30, 1998 and 1997 (Cont.)


Minority Interest Adjustment and Earnings Per Share (Cont.)

Earnings per share have been calculated to exclude the effect of the earnings which accrue to the benefit of the minority shareholders although under generally accepted accounting principles such minority interests may not be reflected in the balance sheet or statement of operations so long as the capital deficiency exists in the Trust.

The computation of earnings per share for the three months ended April 30, 1998 and 1997 is as follows:
[CAPTION]
                                               1998           1997
   [S]                                    [C]           [C]
   Net Loss                               $  (19,016)   $  (24,006)
   Less Loss Accruing to
    Minority Interest in Seven
    Fields Development Company                (3,159)       (4,081)

   Net Loss Applicable to Seven Fields
    (PA), Inc. Shareholders               $  (15,857)   $  (19,925)

   Loss Per Share,
     Basic and Fully Diluted                 (.01)          (.01)

    Weighted Average Shares Outstanding     2,905,682     2,905,682


The computation of earnings per share for the six months ended April 30, 1998 and 1997 is as follows:
[CAPTION]
                                             1998            1997
   [S]                                    [C]           [C]
   Net Income                             $1,230,888    $  194,654
   Less Net Income Accruing to
    Minority Interest in Seven
    Fields Development Company               204,483        33,091

   Net Income Applicable to Seven Fields
    (PA), Inc. Shareholders               $1,026,405    $  161,563

   Net Income Per Share,
     Basic and Fully Diluted                  .35           .06

    Weighted Average Shares Outstanding     2,905,682     2,905,682

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Financial Condition

The Company's financial condition improved due to generation of net profit of $1,230,888 in the first six months of 1998. The Company obtained a $250,000 mortgage note from National City Bank. The note is collateralized by the real estate office building constructed by the Company. The Company was successful in selling all of the remaining 74 townhouse units in 1998. As part of the sale of 65 of these units, the Company granted a $487,000 mortgage to the buyer. The remaining proceeds from the sale were used to pay off the PNC Bank, N.A. mortgage in full and to fund repayment of investor debt and return of capital distribution in February, 1998 of over $2.3 million. Additionally, notes payable on lines of credit were reduced by nearly $490,000 due to pay offs at the time of sale of the related houses.

Inventory at the end of the second quarter of 1998 consists of eleven single family homes in various stages of construction including one model home, two homes under agreement of sale, and eight homes available for sale. Also in inventory are twenty-eight multi-family homes, in various stages of construction, including two model homes, ten homes under agreement of sale and sixteen homes available for sale.

Results of Operations for the Six Month Periods

In 1998, rental income decreased from the prior year's period by almost $118,000 due to the sale of townhouse units. Since 74 of these townhouse units were sold in 1998 and five were sold in 1997, gross revenue from townhouse unit sales increased in 1998 by $3,750,000. Developed lot and house sales increased from 1997 to 1998 by nearly $700,000 due to sales of eleven lots, six houses, sixteen multi-family units, and two commercial parcels in 1998, compared with ten lots, eight houses, nine multi-family units and one commercial lot a year earlier. As a result of the above and other minor variations, total gross revenue in the period increased by $4,337,795 from the prior year's period.

Cost of developed lots and houses sold increased by $982,180 in 1998 and cost of townhouses sold increased by $1,672,232 in 1998; both such variations are due primarily to corresponding proportionate changes in sales volumes.

Gross other operating expenses decreased from 1997 to 1998 by over $60,000 due primarily to the first quarter sale of the remainder of the townhouses. General and administrative expenses increased by approximately $28,000 from 1997 to 1998 due to greater recognition of allowances for future costs which are based on sales volumes in 1998.

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Results of Operations for Six Month Periods (Con't)

Due to the variations previously indicated, the Company's income before provision for income taxes increased from 1997 to 1998 by $1,725,734.

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

Part II - Item 1     Legal Proceedings

None.

Part II - OTHER INFORMATION

Item 6.       Exhibits and Other Reports on Form 8-K

    (a) Exhibits
              None

    (b) Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended April 30, 1998.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Seven Fields Development(PA), Inc.



Date:  6/9/98              By: George K. Wright, Vice-President


Date:  6/9/98              By: Lynn Hoffman-Kyle, Chief Financial Officer