Form 10QSB
period 1998-07-31
SEVEN FIELDS DEVELOPMENT PA INC
filed 1998-09-18
CIK 931429

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
      For the quarterly period ended July 31, 1998.

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

  Yes  XX            No ____


                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
        As of Setpember 11, 1998 there were 2,905,682 shares of the issuer's $1.00 par value common stock outstanding.


Transitional Small Business Disclosure Format
  Yes ____           No  XX

             SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES


                                Form 10-QSB

             FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1997


                     PART I  -  Financial Information



The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item 1  -  Financial Statements

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 AS OF JULY 31, 1998 AND OCTOBER 31, 1997
                                 ASSETS


                                                1998            1997
Cash                                      $    324,807     $    227,896
Temporary investments                          427,820          195,710
  Total Cash & Temporary Investments      $    752,627     $    423,606

Accounts and notes receivable, net of
  allowances of $56,892 and $57,589            188,132          197,688
Mortgage notes receivable                      533,085           61,114
Capitalized development costs                4,553,891        5,365,267
Capitalized house construction costs,
  net of allowances                          3,258,584        3,687,231
Prepaid expenses and deposits                   65,406          391,600
Property not currently under development,
  net of allowances of 123,788               3,302,533        3,077,133
Tenant security deposits                                         40,740
Deferred income tax assets                   2,601,932        3,483,784

Property, Buildings &
  Equipment
Land                                     $     481,860     $    359,725
Buildings                                    1,294,346        3,373,859
Equipment and furnishings                      872,065        1,393,155
Construction in progress                                        449,757

  Total Property, Buildings and
    Equipment                            $   2,648,271     $  5,576,496
  Accumulated Depreciation                    (561,803)      (2,055,493)

  Total Property, Buildings and
    Equipment, Net of Accumulated
    Depreciation                         $   2,086,468     $  3,521,003


      Total Assets                       $  17,342,658     $ 20,249,166

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                LIABILITIES

                                                1998            1997
Accounts payable and accrued expenses     $     116,916    $    701,176
Accrued estimated costs related to
  developed lots and townhouses sold            932,671         812,427
Notes payable - credit lines                    320,000         918,157
Mortgages payable                               982,441       1,785,570
Customer deposits and advances                  139,126         133,046
Tenant security deposits                                         40,740
General unsecured subordinated debt -
  minority investors                          9,501,710       9,897,933


    Total Liabilities                     $  11,992,864    $ 14,289,049

                          SHAREHOLDERS' EQUITY
Common stock, $1 par value,
  10,000,000 shares authorized,
  2,905,682 shares issued
  and outstanding                         $   2,905,682    $  2,905,682
Additional Paid In Capital                   46,953,570      48,885,852
Shareholders' Deficit - excess of
  non-discharged debt over assets
  on November 7, 1987 (Date of
  reorganization)                           (52,235,399)    (52,235,399)
Retained earnings, since
  November 7, 1987 (Date
  of reorganization)                          7,725,941       6,403,982
    Total Shareholders' Equity             $  5,349,794    $  5,960,117

      Total Liabilities and
       Shareholders' Equity                $ 17,342,658    $ 20,249,166

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JULY 31, 1998 AND 1997
                                                1998            1997
Gross Revenue
Rental Income                              $     18,961    $    129,323
Fees & other operating income                    17,296          17,165
Water revenue                                    47,413          44,207
Developed lot and house sales                 2,430,595       2,481,337
Townhouse unit sales                                            393,250

                                           $  2,514,265    $  3,065,282
Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $  2,091,332    $  1,760,649

Cost of Townhouses Sold                    $        503    $    187,134

Other Operating Expenses*                  $    127,712    $    233,315

General & Administrative Expenses*         $    153,976    $    178,382

Depreciation Expense                       $     32,262    $     72,411

     Operating Income                      $    108,480    $    633,391


Interest Expense*                          $      9,568    $    (19,637)
Interest Income                            $     19,375    $      7,792

Income Before Provision for Income Taxes   $    137,423    $    621,546

Provision for Income Taxes                 $     46,352    $    240,000

Net Income                                 $     91,071    $    381,546

Net Income Per Share,
  Basic and Fully Diluted                       .03             .11

Weighted Average Number of Shares             2,905,682       2,905,682

* See details on following page.

         SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
             FOR THE THREE MONTHS ENDED JULY 31, 1998 AND 1997
                                                 1998           1997
Other Operating Expenses
Payroll, payroll taxes and benefits         $    171,965    $   201,826
Repairs & maintenance                             38,695         53,873
Utilities                                         28,682         32,064
Insurance                                         23,460         40,565
Property taxes                                     6,745         36,030
Other operating supplies & services               27,910         31,138

Total Other Operating Expenses              $    297,457    $   395,496

  Less Costs Capitalized To
    Development and House Construction          (169,745)      (162,181)

      Net Operating Expenses                $    127,712    $   233,315


General And Administrative Expenses
Payroll, payroll taxes and benefits         $     93,283    $   107,268
Professional fees                                 15,524         14,039
Other general and administrative
  expenses                                        62,326         72,519
Total General and Administrative
  Expenses                                  $    171,133    $   193,826

  Less Costs Capitalized To
    Development and Construction                 (17,157)       (15,444)

  Net General and Administrative
      Expenses                              $    153,976    $   178,382


Interest Expense
  Total Interest Expense                    $     30,079    $    69,364

  Less Interest Capitalized to
    Development and House
    Construction                                 (39,647)       (49,727)

  Net Interest Expense                      $      9,568    $    19,637

            SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1997
                                                1998            1997
Gross Revenue
Apartment rentals                          $     165,682   $    393,632
Fees & other operating income                     49,915         51,414
Water revenue                                    128,840        117,001
Developed lot and house sales                  6,671,670      6,024,144
Townhouse unit sales                           4,135,586        778,724

                                           $  11,151,693   $  7,364,915
Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $   5,825,249   $  4,512,386

Cost of Townhouses Sold                    $   1,913,470   $    427,869

Other Operating Expenses*                  $     467,647   $    579,073

General & Administrative Expenses*         $     594,705   $    591,162

Depreciation Expense                       $     165,982   $    216,714

     Operating Income                      $   2,184,640   $  1,037,711

Interest Expense*                          $     (31,208)  $    (95,912)
Interest Income                            $      50,379   $     20,401

Income Before
  Provision for Income Taxes               $   2,203,811   $    962,200

Provision for Income Taxes                 $     881,852   $    386,000

Net Income                                 $   1,321,959   $    576,200


Net Income Per Share,
  Basic and Fully Diluted                         .38           .17

Weighted Average Number of Shares              2,905,682      2,905,682

* See details on following page.

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
             FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1997
                                                 1998           1997
Other Operating Expenses
Payroll, payroll taxes and benefits         $    514,470    $   575,394
Repairs & maintenance                             98,683        139,650
Utilities                                         77,734         90,723
Insurance                                         76,980        101,535
Property taxes                                    70,454        112,939
Other operating supplies & services               92,339         69,687

Total Other Operating Expenses              $    930,660    $ 1,089,928

  Less Costs Capitalized To
    Development and Construction                (463,013)      (510,855)

      Net Other Operating Expenses          $    467,647    $   579,073


General And Administrative Expenses
Payroll, payroll taxes and benefits         $    311,556    $   306,668
Professional fees                                 92,946        105,806
Other general and administrative
  expenses                                       241,674        225,020
Total General and Administrative
  Expenses                                  $    646,176    $   637,494

  Less Costs Capitalized To
    Development and Construction                 (51,471)       (46,332)

  Net General and Administrative
      Expenses                              $    594,705    $   591,162


Interest Expense
  Total Interest Expense                    $    123,862    $   171,155

  Less Interest Capitalized to
    Development and House
    Construction                                 (92,654)       (75,243)

  Net Interest Expense                      $     31,208    $    95,912

            SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1997
                                                1998            1997
Cash Flows From Operating Activities:
Net income                                 $   1,321,959    $   576,200
Provision for deferred income taxes              881,852        386,000
Depreciation                                     165,982        216,714
Capitalized development costs incurred          (939,999)    (1,496,389)
Capitalized house construction
  costs incurred                              (3,625,738)    (3,757,247)
Cost of lots & houses sold                     5,580,360      4,238,722
Changes in other assets & liabilities:
  Mortgage notes receivable                     (471,971)           409
  Other assets                                   376,490        237,787
  Other liabilities                             (498,676)        48,462
Net Cash Flows Provided By
  Operating Activities                     $   2,790,259    $   450,658

Cash Flows From Investing Activities:
Additions to property, buildings and
  equipment                                $     (80,666)   $  (490,554)
Sale of property, buildings & equipment        1,349,219        188,476
Total Cash Flows Provided By
  (Used In) Investing Activities           $   1,268,553    $  (302,078)

Cash Flows From Financing Activities:
Repayment of investor debt                 $    (396,223)   $  (169,811)
Return of capital distribution                (1,932,282)      (828,120)
Net Borrowings on Credit Lines                                1,505,500
Proceeds from borrowings                         310,000
Repayments of Loans Payable                   (1,711,286)      (554,490)
Total Cash Flows Used In
   Financing Activities                    $  (3,729,791)   $   (46,921)

Net Increase in Cash and
  Temporary Investments                    $     329,021    $   101,659
Cash & Temporary Investments,
  Beginning of Period                      $     423,606    $   402,329
Cash & Temporary Investments,
  End of Period                            $     752,627    $   503,988

Interest Expense Included in Net Income
  From Operating Activities Above          $      31,208    $    95,912
Interest Paid & Included in Capitalized
  Development Costs & Houses Under
  Construction                             $      92,654    $    75,243

    Total Interest Paid                    $     123,862    $   171,155

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                      AND ADDITIONAL PAID IN CAPITAL
                         FOR THE NINE MONTHS ENDED
                               JULY 31, 1998
                CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Retained earnings - beginning                          $     6,403,982

Net income for the nine months
  ended July 31                                              1,321,959

Retained earnings - ending                             $     7,725,941


           CONSOLIDATED STATEMENT OF ADDITIONAL PAID IN CAPITAL
Additional paid in capital - beginning                 $    48,885,852

Return of capital distribution to shareholders              (1,932,282)

Additional paid in capital - ending                    $    46,953,570

                    SEVEN FIELDS DEVELOPMENT (PA), INC.
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1997

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

                       Notes to Financial Statements for the Nine Months Ended July 31, 1998 and 1997 (Cont.)


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

The computation of earnings per share for the three months ended July 31, 1998 and 1997 is as follows:
[CAPTION]
                                               1998           1997
   [S]                                    [C]           [C]
   Consolidated Net income                $   91,071    $  381,546
   Less Net Income Accruing to
    Minority Interest in Seven
    Fields Development Company                15,129        62,631

   Net Income Applicable to Seven Fields
    (PA), Inc. Shareholders               $   75,942    $  318,915

   Income Per Share,
     Basic and Fully Diluted                  .03            .11

    Weighted Average Shares Outstanding     2,905,682     2,905,682

The computation of earnings per share for the nine months ended July 31, 1998 and 1997 is as follows:
[CAPTION]
                                             1998            1997
   [S]                                    [C]           [C]
   Consolidated Net Income                $1,321,959    $  576,200
   Less Net Income Accruing to
    Minority Interest in Seven
    Fields Development Company               219,613        95,722

   Net Income Applicable to Seven Fields
    (PA), Inc. Shareholders               $1,102,346    $  480,478

   Net Income Per Share,
     Basic and Fully Diluted                  .38           .17

    Weighted Average Shares Outstanding     2,905,682     2,905,682

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Financial Condition

The Company's financial condition improved due to generation of net profit of $1,321,959 in the first nine months of 1998. The Company obtained a $250,000 mortgage note from National City Bank which is collateralized by the real estate office building constructed by the Company. The Company also purchased two single family lots in the Nevillewood sub-division south of Pittsburgh, PA. The lots were purchased for a total of $120,000 with mortgage notes of $60,000 granted to the seller, CMS Nevillewood Limited Partnership. Four multi-family were also purchased for a total of $112,000 from these sellers. Such lots were bought under an agreement providing for purchase of a total of thirty-two lots at $28,000 each over the next two years. Management intends to construct homes for sale on such lots to enhance income and to strengthen the image and resultant ultimate value of Seven Fields Development Company upon liquidation.

The Company also obtained a $2,250,000 line of credit from National City Bank to be used for construction activities. Such note is collateralized by the corresponding developed lots. To date no amounts have been borrowed under this line of credit.

The Company was successful in selling all of the remaining 74 townhouse units in 1998. As part of the sale of 65 of these units, the Company granted a $487,000 mortgage to the buyer. The remaining proceeds from the sale were used to pay off the PNC Bank, N.A. mortgage in full and to fund repayment of investor debt and return of capital distribution in February, 1998 of over $2.3 million. Additionally, notes payable on lines of credit were reduced by over $628,000 due to pay offs at the time of sale of the related houses.

Inventory at the end of the third quarter of 1998 consists of ten single family homes, in various stages of construction, including three homes under agreement of sale and seven homes available for sale. Also in inventory are thirty multi-family homes, in various stages of construction, including two model homes, five homes under agreement of sale and twenty-three homes available for sale. Also in inventory are the two single family lots and the four multi-family lots located in Nevillewood.

Results of Operations for the Nine Month Periods

In 1998, rental income decreased from the prior year's period by almost $228,000 due to the sale of townhouse units. Since 74 of these townhouse units were sold in 1998 and ten were sold in 1997, gross revenue from townhouse unit sales increased in 1998 by over $3.5 million. Developed lot and house sales increased from 1997 to 1998 by nearly $650,000 due to sales of fourteen lots, ten houses, twenty-two multi-family units, and two commercial parcels in 1998, compared with fourteen lots, ten houses, seventeen multi-family units and three commercial lots a year earlier. As a result of the above and other minor variations, total gross revenue in the period increased by almost $3.8 million from the prior year's period.

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Results of Operations for Nine Month Periods (Con't)

Cost of developed lots and houses sold increased by over $1.3 million in 1998 and cost of townhouses sold increased by nearly $1.5 million in 1998; both such variations are due primarily to corresponding proportionate changes in sales volumes.

From 1997 to 1998, other operating expenses decreased by over $100,000 and depreciation expense decreased by over $50,000 due primarily to the first quarter sale of the remainder of the townhouses.

Gross interest expense decreased from 1997 to 1998 due to payoffs of the townhouse mortgage and credit lines, while net interest expense also decreased due to greater capitalization of interest to land development and home construction activities.

Due to the variations previously indicated, the Company's income before provision for income taxes increased from 1997 to 1998 by over $1.2 million.

The Company recognized a provision for income tax in 1998 of $881,852; such amount serves to reduce deferred income tax assets and it is anticipated that no income tax will be paid this year. Upon adopting Financial Accounting Standard #109 ("FAS 109") in 1994 the Company recognized a $4 million dollar deferred tax asset, and, annually, values the realizability of such asset based on the Company's ability to generate sufficient revenue in future years. Based on the assets the Company currently owns and its development plans, it is estimated that the deferred tax assets will be utilized upon development and sale of the Company's remaining property, and the Company has begun, effective November 1, 1996, recognizing tax expense at a combined federal and state rate of 40%.

Part II - Item 1     Legal Proceedings

None.

Part II - OTHER INFORMATION

Item 6.       Exhibits and Other Reports on Form 8-K

    (a) Exhibits
              None

    (b) Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended July 31, 1998.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Seven Fields Development(PA), Inc.



Date: 9/8/98               By: George K. Wright, Vice-President


Date: 9/8/98               By: Lynn Hoffman-Kyle, Chief Financial Officer