Form 10KSB
period 1998-10-31
SEVEN FIELDS DEVELOPMENT PA INC
filed 1999-01-29
CIK 931429

US Securities and Exchange Commission
                       Washington, DC  20549
                            FORM 10-KSB
  (Mark One)
   [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                        EXCHANGE ACT OF 1934
             For the fiscal year ended October 31, 1998

[    ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                        EXCHANGE ACT OF 1934
For the transition period from .......... to .............
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

                           (724) 776-5070
          (Issuer's telephone number, including area code)

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

    Issuer's revenues for its most recent fiscal year: $  $14,167,271.

    The aggregate market value of the issuer's voting stock held by non-affiliates as of January 29, 1999 is indeterminable. There is no known market for the issuer's common stock, and the terms of any private sales of such common stock that did occur are not known to the issuer.

    As of January 29, 1999 there were 2,905,514 shares of the issuer's common stock outstanding.

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

     (5) Each of the Company, the Trust, Seven Fields DEL and Seven Fields Management adopted plans of liquidation.

     In accordance with the Reorganization Plan, shareholders of the Corporation were asked to approve the proposed Merger and to accept the Exchange Offer. Holders of approximately 83% of the outstanding
Corporation Stock and Corporation Debt accepted the Exchange Offer and received shares of Company Stock in exchange thereof. The Merger was approved by the shareholders of the Corporation at the Corporation's annual meeting held on March 31, 1995. In the Merger, those holders of Corporation Stock and Corporation Debt who did not accept the Exchange Offer, together with the Company as the holder of all Corporation Stock tendered in the Exchange Offer, received Trust Shares in exchange for their Corporation Stock. Such persons also continue to hold their Corporation Debt which became an obligation of the Trust as a result of the Merger (hereinafter referred to as "Trust Debt" or "Investor Debt").

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

Operating Activities (November 7, 1987 through October 31, 1998)
    Since it commenced business on November 7, 1987, the Company, (unless otherwise indicated, Company, as used hereinafter, refers to the Company and its subsidiaries existing since November 7, 1987), has focused its attention primarily on managing and selling its rental properties; developing and selling its undeveloped property as individual residential and commercial lots and constructing and selling homes.

    The ultimate goal of the Company is to enhance the liquidation value of its assets so as to return to its stockholders the maximum amount at the earliest possible time.

    In furtherance of its plan to liquidate, the Company is in the process of developing the unimproved land at Seven Fields for the purpose of building and selling residential and commercial units. In 1991, the Company completed a Master Plan for development of Seven Fields. Seven Fields Borough agreed in concept with the Master Plan and adopted a zoning ordinance. The Master Plan consists of 18 separately identifiable parcels of which seven are designated single family containing 260 acres, five are designated multi-family containing 59 acres, five are designated commercial containing 86 acres and two are designated high density containing fifteen acres. In 1992, the Company acquired forty adjacent acres located in Cranberry Township that are designated for single family use.
                                -4-

    In August 1990, the Company began construction of single family homes at Seven Fields under the trade name "Hawthorne Construction Company". During 1998, the Company committed to purchase 3 single family and 8 townhouse lots in the Nevillewood Development in the Pittsburgh south hills area. As of October 31, 1998, the Company had closed on two of the single family and 2 of the townhouse lots in Nevillewood. This activity in Nevillewood marks the first time that the Company has expanded its construction activities beyond the Seven Fields vicinity since its 1987 reorganization. During fiscal 1997, the Company began construction of 11 homes and 29 multi-family units, sold
14 homes and 24 multi-family units and at October 31, 1997 had an inventory of 11 homes and 31 multi-family units. In fiscal 1998, the Company began construction including its activities in Nevillewood of 13 homes and 33 multi-family units, sold 14 homes and 25 multi-family units and at October 31, 1998, had an inventory of 9 houses and 39 multi-family units either completed or under construction.

    The Company's home construction activities have proceeded by subdivisions and phases. In the Brandywine Woods Subdivision, the Company built single family homes having sales prices between $150,000 and $180,000. The Colonial Heights Subdivision is divided into three phases with single family homes ranging in price from $170,000 to $250,000. In the Company's Brandywine Commons Subdivision, the Company built fourplex units which were sold at prices ranging between $115,000 and $175,000. During 1995, the Company commenced development of the Northridge Manor Subdivision, a 45 lot single family home subdivision located on 17 acres north of Rt. 228, and the Georgetowne Manor Subdivision, a 77 unit townhouse subdivision located on 10 acres near the Company's existing townhouses. In 1996 development commenced in the Hawthorne Commons Subdivision of 96 fourplex units and Phase I of the Northridge Estates Subdivision of 56 single-family lots. Homes in the Northridge Manor Subdivision are being sold for prices ranging from $175,000 to $210,000 and townhouse units in the Georgetowne Manor
Subdivision are being sold for $100,000 to $125,000. Homes in the Hawthorne Commons and Northridge Estates range in price between $140,000 and $220,000 and between $200,000 and $250,000 respectively. During 1998, the Company completed development of Phase 2 Northridge Estates consisting of 43 single family lots being sold for approximately $45,000 each. Also during 1998, the Company sold all of its remaining original townhouses. The Company is doing all of the construction of the fourplexes and townhouses as well as most of the construction in its Northridge Manor Subdivision, and 10% in Northridge Estates. Approximately eight other builders are currently constructing homes at Seven Fields.

    In fiscal 1995, the Company completed construction of a two-story office building at Seven Fields (the "Office Building"), began development of areas north of Rt. 228 for the first time, and developed and sold its first commercial lot. The Office Building, which consists of 9,434 usable square feet plus a garage-basement, is used as the Company's offices and maintenance facility. The Company leases one floor of the Office Building to the Borough as its municipal offices. The Company has granted the Borough an option to purchase the Office Building at fair market value at the end of its five-year lease. The Company, so as to facilitate its plans to develop its property north of Rt. 228, has spent significant amounts to extend utility service to this area. This cost is being allocated to the subdivisions north of Rt. 228.

    During fiscal 1997, improvements to the Mars-Crider Road, an important access road in Cranberry Township and Seven Fields Borough to the Company's subdivisions north of Route 228, were substantially completed at a total cost of approximately $940,000. During fiscal 1997 and 1998, the Company made significant improvements to Route 228, which divides the Company's property. These improvements, which cost nearly $2.0 million, have facilitated the development of the Company's property located north of Route 228 by the Company, or other developers who have purchased property from the Company.

    During 1998, the Company also completed a new sales center, sold several additional commercial parcels of property, and sold its Moon Township property.

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

    Demand for the Company's single-family homes was stable in 1998 compared to 1997.

    The real estate development business has substantial inherent risks, any of which might have a serious effect on the Company's future development plans. Most notably, these risks include possible new governmental regulations, or revised interpretation or application of existing regulations. Changes in the economy that might tend to reduce the demand for the Company's developed lots and houses are possible. Increased competition could occur from other developers or builders. Presently there are numerous other developments that are under construction and will provide substantial competition to the Company. A substantial increase in home mortgage interest rates historically has caused an almost immediate decline in demand for new housing, which could have a dramatic negative impact on the Company's plans.

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

    At this time, the business of the Company is not seasonal in nature, nor is it dependent upon any patents or trademarks. However, the ability of the Company to carry on the development of its property depends upon its success in procuring the necessary governmental approvals, licenses and permits and in generating internally, or obtaining from outside sources, sufficient capital to facilitate this development activity. The Company presently employs 27 full-time and 8 part-time employees.

    Sources of materials required by the Company for its development and construction activities are ample. The Company purchases its materials from suppliers that sell primarily to the home construction industry in Western Pennsylvania and the Company is not dependent on any one supplier for its materials.

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

    The Company anticipates spending an additional $300,000 during 1999 for completion of the storm water control and wetlands work north of Route 228. The cost of these improvements will be charged to the developments north of Route 228. It is also anticipated that the Company will either incur $350,000 to grade the commercial property adjoining the planned Rt. 228 intersection, or reduce the selling price of this commercial property in exchange for the buyer's agreement to construct the required improvements.

    Rather than developing the garden apartments that were planned, the Company has sold part of this partially developed parcel to another developer, and also intends selling the remainder of the parcel.

    The estimated costs to be incurred during the fiscal years 1999 to 2003 for the development of residential and commercial lots and construction of residential and commercial building units are summarized on Page 8.

The following schedules summarize the Company's capitalized development costs and its development plans for the five years ending October 31, 2003.


Capitalized Development And Construction
                                            October 31, 1998
                                      Net    Unsold  Unsold   Capitalized
                                      Acres  Lots    Units    Costs
Land Development
Substantially Completed Subdivisions
      South of Rt. 228                125    277     4         $        76,082
Northridge Manor                      17     45      15                308,638
Northridge Estates Phase I            31     56      11                324,347
Northridge Estates Phase II           22     43      36              1,122,989

Multi Family
Georgetowne Manor                     10     77      32                414,107
Hawthorne Commons                     24     96      86              1,952,089

Commercial
Phase P                               18      5    2                   210,542
Phase Q                               5       3    -                  -
Phase J                               22      2    -                  -
Phase M                               18      5    1                   794,357
Phase I, Garden Apartments & Other    0.8     1    1                    79,511
Phase I Office Land                   1.2     1    -                  -
Phase O                               4       1    -                  -

Total Costs -
  Currently Under Development         298     612  188               5,282,662

Accumulated Costs of Property
  to be Developed in the Future       171     -    -                 3,038,721

House Construction
Houses Completed                                   2                   340,142
Houses Under Construction                          7                   784,134
Fourplex & Townhouses Completed                    5                   718,442
Fourplex & Townhouses
  Under Construction                               34                1,620,568
Additional Housing Starts
  (Nominal Costs Incurred)                                             143,311
Total House Construction Costs                     48                3,606,597

Development Costs Classified as
  Property Buildings & Equipment
Office Building                        3      1    0                 1,263,208
Real Estate Sales Office               2.7    1    0                   515,893
Water Authority Assets                 -      -    -                   374,881

                                       5.7    2    -                 2,153,982

Total Capitalized Development
  & Construction Costs                 474.7  614  -           $    14,081,962


                                          Estimated Additional Costs
                              To be Incurred Fiscal 1999-2003 (000's)

                            1999      2000      2001      2002     2003
Total Development Costs  $    453  $  1,334  $  1,187  $    876  $     35
Building Costs              8,548     7,024     6,064     6,304     5,804
  Total Development      $  9,001  $  8,358  $  7,251  $  7,180  $  5,839
    and Building Costs

        Financial Information Relating to Industry Segments
                      and Classes of Products

                                             Year Ended October 31, (000's)
                                                1998             1997
Sales to Unaffiliated Customers
Rental and General Operations                   $     243        $     579
Land Development, House Construction
  and PUC Regulated Services                       13,924           10,352
    Total Sales                                 $  14,167        $  10,931

Operating Income
Rental and General Operations                   $    (109)       $    (211)
Land Development, House Construction and PUC
  Regulated Services                                2,273            1,577
    Total Operating Income                      $   1,366        $   2,164

Identifiable Assets
Rental and General Operations                   $   6,808        $   3,123
Land Development, House Construction and PUC
  Regulated Services (Including
    Land Held for Future Development)              14,138           13,439
    Total Identifiable Assets                   $  17,261        $  20,247

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

    In 1989, the Company began offering its townhouse units for sale and as of October 31, 1998, had sold all of the units.

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

    The property in Adams Township was sold in 1997 in two separate sales.  The
Company constructed a 9,434 square foot office building in 1995, part of which is used for its operations and the remainder is leased to Seven Fields
Borough, and as of October 31, 1998, completed construction of a property sales center north of Rt. 228.

    The Company also sold 40 acres of unimproved commercial and residential property located in Moon Township, Allegheny County, Pennsylvania (the "Moon
Township Property") in 1998.

    The Company purchased 2 single-family lots and 2 townhouse lots in the Nevillewood Community, Collier Township, a suburb southwest of Pittsburgh during 1998. In addition, the Company is committed to purchase 7 additional lots in Nevillewood over the next 29 months.

    The Company also holds mortgage notes receivable related to the sale of certain of the original 237 townhouses. See Item 6. Management's Discussion and Analysis or Plan of Operation - Financial Condition and Note 4 to
Financial Statements.

Item 3.  Legal Proceedings

    The Company is not a party to any currently pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

    There were no matters submitted to security holders for a vote during the fourth quarter of the Company's fiscal year ended October 31, 1998.


                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     (a) Market Information There is no established public trading market for the Company Shares and the Company is not aware of the terms of any transactions in Company Shares.

     (b)  Holders  As of October 31, 1998, there were 2,218 holders of Company
Shares, the only outstanding class of equity of the Company.

     (c) Dividends Cash dividends on the Company Shares were declared by the Company during its last two fiscal years and were treated as partial returns of shareholders' capital.

Item 6.  Management's Discussion and Analysis or Plan of Operation

    The following discussion is an analysis of the Company's financial condition and results of operations for the fiscal years ended October 31, 1998 and 1997. This discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein.
All references herein to a fiscal year refer to the Company's fiscal year ended on October 31 of such year.

Business Plan and Objectives

    The Company's primary business objective is to repay, to the fullest extent possible as soon as possible, the claims of the Investors.  Based upon the combined total of appraised market values of the Company's properties, the Company does not believe it will be able to repay the entire amount of the Company Debt.  Nevertheless, as required by the Bankruptcy Plan, the
Company plans to pursue this objective by continuing to develop and sell its
existing properties.    See Item 1. - Description of Business.  Until 1998
the Company had no plans to acquire and develop any other properties except minor acquisitions which might enhance the development of existing properties.  However, during 1998, the Company acquired or committed to acquire a total of 11 lots in the Nevillewood Community, a southwest suburb of Pittsburgh.  The Company has begun building single family and townhouse units on these lots.  In total the Company will be able to build
35 housing units on these 11 lots.

    The Company, since the bankruptcy reorganization, has expended substantial effort and resources in resolving many of the hurdles necessary to carry out its plans. A master plan for development of its existing properties has been prepared, zoning approval for the plan has been obtained, municipal sewerage service has become available, and all known necessary governmental requirements can be met in order to facilitate the continued timely and economic development of its property. See Item 1. - Description of Business.

Financial Condition

    The Company's financial condition improved during fiscal 1998 and 1997 as a result of the generation of net income of $828,000 and $761,000 respectively.

    The Company's investment in residential and commercial development phases from which lots are currently being sold and phases from which lots can be sold in the first half of 1999 was $5.2 million at October 31, 1998. The
Company's inventory of completed, unsold lots at Seven Fields decreased from 226 to 188 in fiscal 1998, however, the Company has committed to purchase an additional 11 lots at Nevillewood where it will build 35 houses and townhouses.

    During 1997, development work in 77 lot Georgetowne Manor, 96 lot Hawthorne
Commons, and 56 lot Phase I Northridge Estates was completed.  In 1997 the
Company sold 6 separate commercial lots totaling 33 acres for a total gross sales price of $2,215,000. In 1998 the Company completed the 43 lot
Northridge Estates Phase II, and sold 4 of its commercial parcels consisting of approximately 11.4 acres for $1,251,000. In addition, the Company sold its remaining 74 original townhouses for $4,136,000, sixty-five of which were sold in bulk to a single investor for $3,542,500. The sale of the 40-acre parcel located in Moon Township was also finalized in 1998 at a selling price of $575,000. The expected sale of the Town Center and Town
Village area totaling 34 acres did not close and the buyer opted out of the agreement of sale due to the inability to obtain the zoning changes which were required for the planned development. Construction of the Rt. 228 improvements were substantially completed and construction of the storm water detention pond was begun in 1998. The final cost of the Rt. 228 improvements was approximately $2.0 million and the estimated cost of the storm water detention pond is $525,000. The Company does not plan to invest significant additional amounts in any of the remaining commercial lots, other than amounts that would be recoverable at the time of sale.

    During 1997, the Company substantially completed the reconstruction of
Mars-Crider   Road at a total cost of $940,000, the cost of which has been proportionately added to all residential phases north of Route 228.  Most of the site development work between Route 228 and Mars-Crider, including base roads and required utility extension has been completed, the cost of which was proportionately added to the phases benefiting from these improvements.

    In November 1995, the Company obtained a $750,000 loan from PNC Bank, N.A.
secured by a mortgage on its Office Building and also negotiated a $1,000,000 line of credit from National City Bank which was increased to $2,250,000 in 1998, that is being used in its home building activities. In 1996, the Company obtained additional lines of credit of $1,000,000 and $750,000 from First Western Bank, the proceeds of which are also being used for the construction of homes in the Company's Hawthorne Commons and Georgetown
Manor Subdivisions. In 1997, a $250,000 working capital line of credit was obtained from PNC Bank. At October 31, 1998, the Company had available borrowing capacity under its lines of credit of approximately $4 million compared to $2 million at October 31, 1997.

    The Company had $3,607,000 invested in completed and partially completed residential units at October 31, 1998 compared to $3,687,000 at October 31, 1997. This investment decreased slightly during fiscal 1998 despite the fact the Company had 48 completed and partially completed units at October 31, 1998 as compared with 42 at October 31, 1997. The construction progress of the 48 units at October 31, 1998 was not as advanced as the 42 units in 1997.

    All new performance and maintenance bonding requirements were met through the Company's new commercial bonding line that is no longer collateralized by the Company's real estate. At October 31, 1997, the Company had bonds outstanding of approximately $1,250,000.

    The Company's cash position remained constant in 1998 as a result of cash generated from operations including utilization of deferred tax assets and depreciation of $2,414,000, a decrease in lot and house inventory of $201,000, recovery of basis on the sale of townhouses of $939,000, and a net decrease in other assets and liabilities of $397,000, offset by net repayment of mortgages and notes payable of $1,535,000, repayments to Investors of $2,331,000 and capital expenditures of $92,000.

  It is the Company's plan to make annual distributions in partial repayment of the Company Debt, and as partial return of shareholders' capital.

Results of Operations

    The Company's income before taxes for fiscal 1998 was $2,216,000, an increase of $946,000 from fiscal 1997's net income before taxes of $1,270,000. Operating income for fiscal 1998 increased from fiscal
1997 by $798,000.

    The increase in operating income was the result of a $1,648,000 increase in gross profit on the sale of the 74 original townhouses compared to 17 in 1997 offset by a $750,000 decrease in gross profit resulting from the sale of residential and commercial lots and houses, a decrease in general and administrative and operating costs of $121,000, an increase in water revenue of $25,000, and a decline in rental revenues of $336,000 and depreciation expense of $92,000 as a result of the sale of townhouses, leaving fewer available for rent.

    Interest income increased from $32,000 to $71,000 as a result of the Company having more excess cash available to invest during 1998 than 1997.

    Net income included a provision for deferred income taxes of $1,388,000 in 1998, compared to $508,000 in 1997. The 1998 and 1997 deferred income tax provision resulted from the Company's periodic evaluation of its ability to generate sufficient future profits to utilize its deferred tax assets. It is anticipated that deferred income tax provisions will be recorded in future years that, at a minimum, approximate statutory income tax rates.

    During fiscal 1998, the Company generated gross revenues of $14,167,000, an increase of $3,236,000 over 1997. Gross revenues from sales of houses and developed lots increased by $712,000 in fiscal 1998 over 1997, townhouse sales increased by $2,834,000 as a result of 57 more units sold and rental revenues declined by $336,000 in fiscal 1998.

    The Company's cost of lots and houses sold, expressed as a percentage of sales, increased from 79 % in fiscal 1997 to 88% in fiscal 1998 because of the lower margin earned on the sale of commercial lots. The cost of townhouses sold in fiscal 1998 expressed as a percentage of sales decreased from 55.9 % in 1997 to 46% in fiscal 1998. The average sales price of townhouses sold in fiscal 1998 was $55,900 compared to $76,500 in fiscal
1997, however, the Company also expended greater funds to improve the townhouses and incurred higher selling expenses so as to facilitate their sale at retail in 1997.

    The Company's sales of houses constructed, lots developed and existing townhouses during fiscal 1998 and 1997 were as follows:

                                              Fiscal 1998     Fiscal 1997
Moon Township                                 1               0
Lot Sales  Commercial                         4               6
Lot Sales - Single & Multi-Family             67              60
Townhouse Sales                               18              19
Single Family House Sales                     14              14
Fourplex House Sales                          7               5
Townhouse Sales - Original Construction       74              17

    The four commercial lots sold in fiscal 1998 generated $1,251,000 in gross revenues compared to the six sold in fiscal 1997 for $2,215,000. The 67 single and multifamily lots sold in fiscal 1998 generated gross revenues of $2,175,000, or an average of $32,400, compared to gross revenues of $1,817,500 for 60 lots sold in fiscal 1997 or an average of $30,200. The change in average lot price is a result of a change in the mix of lots sold in 1998.

    The Company's revenue from the sale of single family houses was $2.6 million in fiscal 1998 compared to $2.3 million in fiscal 1997. Fourteen single-family houses were sold in 1998 and 1997. The Company generated revenues of $1,074,000 from the sale of 7 fourplex units during fiscal 1998 compared to $722,000 in 1997 from the sale of 5 fourplex units. During
1998, the Company also generated gross revenue of $1,944,000 from the sale of 18 newly constructed townhouse units in the 77 unit Georgetowne Manor Subdivision compared to $1,853,000 from 19 units in 1997. The sale of the Moon Twp. Property also generated $575,000 in 1998.

Liquidity and Capital Resources

    The Company has pursued the development of its property in phases. It has used cash generated from the sale of its properties to reduce pre-reorganization debt, to develop its property and, until such litigation was completed in 1995, to fund the litigation efforts to recover assets from former shareholders of the Predecessors.

    The Company's primary objective is to repay its Investors to the fullest extent possible, and at the earliest possible time. To this end it distributed $2.0 million of the net proceeds from the sale of its Virginia Manor property in January, 1993, made additional distributions of $1.3 million in December 1993, $2.0 million in December 1994, $2.0 million in December 1995, $1.0 million in December 1996,

$2.3 million in February 1998 and intends to make additional future distributions in repayment of the Investors which will further deplete the Company's capital resources. Because the Company has the dual objective of maximizing the cumulative return to its Investors, which is best accomplished through expanded development and construction activities, and to repay its Investors as soon as possible, which management believes is best accomplished by annual distributions, it is important for the Company to maintain external sources of capital to facilitate accomplishing both of these objectives. Management also believes that since a market for the Company Stock and Company Debt has not developed, it is important to provide the Investors with an annual return of some of their investment.

    In 1994, the Company obtained a five-year, $1.7 million mortgage loan to replace an existing mortgage loan. The Company also has established a bonding line in the amount of $2.0 million which until 1998 was collateralized by a first mortgage on 30 of its rental townhouses. During 1996, the Company also borrowed an additional $750,000 secured by a mortgage on its Office Building and negotiated a $1 million line of credit which was subsequently increased to $2,250,000 in 1998 to be used for the construction of houses in certain subdivisions, a $1 million line of credit to be used for the construction of fourplexes in its Hawthorne Commons Subdivision and a $750,000 line of credit to be used for the construction of townhouses in its Georgetowne Manor Subdivision. In 1997, a $250,000 working capital line was obtained from PNC Bank. The Company has approximately $4 million of borrowing capacity available in these lines of credit at October 31, 1998.

    The Company will continue to incur significant development costs related to development activities north of Rt. 228. These development costs exceeded $1.0 million in 1997 and 1998, and are expected to approximate $500,000 in 1999, and are related to general development north of Rt. 228. Therefore, the payback on these expenditures is longer term than expenditures for the development of specific phases. The 1996, 1997, and 1998 expenditures include approximately $900,000 for the reconstruction of Mars-Crider Road, and $2.0 million for Rt. 228 improvements. During fiscal 1999, the Company expects to generate significant cash flows from the sale of lots and houses in its Northridge Manor, Georgetowne Manor, Hawthorne Commons and Northridge Estates Subdivisions, from the sale of commercial lots and the sale of houses and townhouses at Nevillewood. See Item 1. Description of Business and Note 12 to the Financial Statements.

    In fiscal 1997 cash flows from operating activities were reduced as a result of the Company increasing its investment in its inventory of completed and under construction lots and houses by $1,476,000. In 1998 cash of $201,000 was generated as a result of a reduction of lot and house inventory.

    In 1997, the Company distributed $997,000 in partial repayment of the Company's debt and distributions to its Shareholders, and increased its investment by $1,952,000 in its inventory of completed and partially completed houses, development of finished commercial and residential building lots, and in the Mars-Crider Road and Rt. 228 improvements. The Company generated the cash necessary to finance these activities from an increase in its outstanding bank debt of $615,000 and generation of net pre-tax income of $1,271,000. Although the Company has begun to recognize income tax expense it probably will not be required to make substantial cash payments for income taxes.

    The Company's cash position remained constant in 1998 as a result of it having repaid bank notes and mortgages of $1.5 million and making distributions to Shareholders and on Company Debt of $2.3 million with the cash it generated from operations and from the disposal of its remaining original townhouses.

Other Matters - Year 2000 Issue

    The Company's management is in the process of evaluating the impact of the failure of software used in the Company's administrative and accounting activities to address date sensitive matters after the year 1999. None of the software used by the Company is integral to its operations, and therefore if the necessary upgrades to its software are not made on a timely basis the impact would be minimal. The Company's accounting software is licensed from third party vendors, and the Company has already installed year 2000 compliant upgrades at a nominal cost.

Recent Accounting Developments

   The Company has adopted FAS No. 128 "Earnings per Share" and FAS No. 129 "Disclosure of Information about Capital Structure". The Company will be required to adopt FAS No. 130 "Reporting Comprehensive Income"; and FAS
No. 131 "Disclosures about Segments   of an Enterprise and Related
Information". FAS No. 130 and FAS No. 131 must be adopted for the fiscal year beginning November 1, 1998.

    For the most part all of these new pronouncements only enhance disclosure of certain financial information. Initially the Company does not believe that there will be a material financial impact or significant change in disclosure upon adoption of these new standards.

Item 7.  Financial Statements

    The financial statements of the Company are set forth following Item 13 of this Form 10-KSB.

  Item 8.  Changes in and Disagreements With Accountants on Accounting and
Financial   Disclosure

    None.
                                     -14-

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


                                             Director
                                             of the
                                 Director    Corporation    Term
Name                    Age      Since       Since          Expires
Michael Burkhart        55       1996        N/A            1999
Samuel A. Goldberg      74       1994        1988           1999
Robert A. Janusey       47       1998        N/A            2001
Cheryl Kirchner         51       1997        N/A            2001
Alexander Lindsay, Jr.  52       1994        1990           2000
Paul Voytik             74       1994        1988           2000
George K. Wright        72       1994        1988           2000

Darell Craig      48   Chief Operating Officer  Employed Since 1991
Lynn Hoffman-Kyle 44   Chief Financial Officer  Employed Since 1988


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

    Robert A. Janusey is Vice President of Shiloh Industrial Contractors, Inc. a commercial and industrial contractor which he co-founded in 1986.
Mr. Janusey, who holds a BS in civil engineering from Geneva College was also a project manager for Chapman Corporation from 1980 to 1986 and a draftsman for Janusey & Associates from 1976 to 1980.

    Cheryl Kirchner is a registered nurse with over 20 years experience in the field of health care management and the development of patient care systems. She received a Bachelor's Degree from Youngstown State University with a major in nursing and a Master's Degree in health service administration from St. Francis College. As owner of a geriatric care management service, she developed systems of support for the elderly and their families.

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

    Paul Voytik has been Chairman of the Corporation since January 1989, Chief Executive Officer from 1989 to 1998 and President of the Corporation since February 1988. He was employed at Westinghouse Electric Corporation for 29 years, 24 of which he served as an Engineering Manager, until his retirement in November 1985. Thereafter, he served as a consultant to Westinghouse until 1986. In 1986 he became Vice President and a director of Piedmont Atlantic Corporation, which engaged in land development in Chapel Hill, North Carolina. He has over 35 years of experience in building, contracting, and land development.

    George Wright has been Vice President of the Corporation since February 1988. He was employed by Gulf Research & Development for 42 years until his retirement in February 1985. At the time of his retirement, he held the position of Director of Safety Security & Fire Prevention for a 95-acre research complex of Gulf Oil Corporation.

    Darell Craig has been employed by the Corporation as Chief Operating Officer since September 1991 and Chief Executive Officer since 1998. A graduate of the University of Pittsburgh, Mr. Craig has been manager of land development and single/multifamily home construction for over twenty years.

    Lynn Hoffman-Kyle prior to being named Chief Financial Officer in December 1997, was employed by the Corporation as Controller since 1988. A graduate of Pennsylvania State University, Ms. Hoffman-Kyle has held various accounting positions for over twenty years.

    The Company is not aware of any director, officer or beneficial owner of more than ten percent of its common stock who failed to file on a timely basis forms required by Section 16(a) of the Exchange Act during the fiscal year ended October 31, 1998.

    The Board of Directors of the Company does not have an audit or a compensation committee. The duties that would be delegated to such committees are handled by the full Board.

Item 10.  Executive Compensation

    The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, the Company's chief executive officer during each of the last three fiscal years. No officer or director of the Company, except as indicated in the following table, had total annual salary and bonus in excess of $100,000 during any of the last three fiscal years.

                     SUMMARY COMPENSATION TABLE
                                                    Long-term compensation
                              Annual compensation   Awards         Payouts

                                            Re-                        All
                                            stricted                   Other
Name and                                    Stock    Options/  LTIP    Compen-
principal    Fiscal  Salary  Bonus  Annual  Awards   SARs      Payouts sation
position     Year    $       $      Comp $  $        #         $
(a)          (b)     (c)     (d)    (e)     (f)      (g)       (h)     (i)

Paul Voytik
 (President  1998    53,760  0       0       N/A     0         N/A     0
 and Board   1997    39,655  0       0       N/A     0         N/A     0
 Chairman)   1996    37,354  0       0       N/A     0         N/A     0

Darell Craig
 (Chief      1998    82,445  34,594  0       N/A     0         N/A     0
 Executive   1997    78,340   4,990  0       N/A     0         N/A     0
 Officer)    1996    76,635   4,989  0       N/A     0         N/A     0


Each Director is paid a fee of $600 per board meeting attended.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth information as of January 29, 1999 regarding the amount and nature of ownership of Company Stock by each of the directors of the Company, and by all of the directors and executive officers of the Company as a group. Each such individual has sole voting and investment power with respect to the shares listed except as otherwise indicated in the footnotes to the table.

                                                               Percentage of
Name and                          Amount and                   Outstanding
Address of                        Nature of                    Company Shares
Beneficial                        Beneficial Ownership
Owner (1)
Paul Voytik                       13,599.89  (2)               *

George K. Wright                  14,173.63  (2)               *

Samuel A. Goldberg                745.97                       *

Robert A. Janusey                 257.18                       *

Cheryl Kirchner                   1,183.61                     *

Alexander Lindsay, Jr.            0                            0

Michael Burkhart                  0                            0

All directors
  and executive
  officers of
  the Company
  as a group
  (9 persons)                     29,960.28                    1.1

[FN]
*  Indicates ownership of less than 1% of the Company Stock.

1. The address of each person is 2200 Garden Drive, Suite 200, Mars, Pennsylvania 16046.

2. All shares held jointly with spouse.

The Company knows of no person who has or shares voting power and/or investment power with respect to more than 5% of the outstanding Company stock.

Item 12.  Certain Relationships and Related Transactions

    None.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

EXHIBIT NO.   DESCRIPTION

3.1           Articles of Incorporation of Seven Fields Development
              (PA), Inc. (2)

3.2           By-Laws of Seven Fields Development (PA), Inc. (2)

10.1 Rates, rules and regulations governing the distribution of water service - PA Public Utility
              Commission (1)

10.3          Mortgage Note dated October 28, 1994, of the Seven
              Fields Development Company to PNC
              Bank, National Association (3)

10.4          Open End Mortgage and Security Agreement dated
              October 28, 1994, between Seven Fields
              Development Company and PNC Bank, National
              Association (3)

10.5          Assignment of Rents, Leases and Profits dated October
              28, 1994, between Seven Fields
              Development Company and PNC Bank, National
              Association (3)

10.6 Amendment to Loan documents of October 28, 1994, and release from mortgage between
              Seven Fields Development Company and PNC Bank,
              National Association dated May 1, 1996 (5)

10.7 Amendment to loan documents of October 28, 1994 related to financial covenant for maintenance of minimum tangible net worth, between Seven Fields Development Company and PNC Bank, National Association (5)

10.10         Settlement Agreement with former majority shareholder (4)

10.11         Promissory Note dated November 29, 1995, to PNC Bank (4)

10.12         Open End Mortgage and Security Agreement dated
              November 29, 1995, to PNC Bank (4)

10.15         Open End Mortgage and Security Agreement dated
              November 13, 1995, between Seven Fields
              Development Company and Integra Bank (4)

10.16         Agreement for Assignment of Sales Agreements and
              Contract Deposits dated November 13,
              1995, between Seven Fields Development Company and
              Integra Bank (4)

10.17         Office Lease dated August 1, 1995, between Seven
              Fields Development Company and The
              Borough of Seven Fields (4)

10.18 Management and Administrative Services Agreement dated April 30, 1995, (4)


10.19 Revolving line of credit loan agreement, open-end mortgage and security agreement, and revolving line of credit note dated August 13, 1996, between Seven Fields Development
              Company  and First Western Bank, National Association (5)

10.20 Revolving line of credit loan agreement, open-end mortgage and security agreement, cross-default agreement, and revolving line of credit note dated November 25, 1996 , between Seven
              Fields Development Company and First Western Bank,
              National Association (5)

10.21         Agreement of sale with CMS-Nevillewood Limited
              Partnership to acquire 8 building lots for $896,000.(6)

10.22         Agreement of sale of 65 townhouses with Edward Feree.(6)

10.23 Purchase money mortgage with Watersoft Inc. (Feree) related to sale of 65 townhouses.(6)

10.24 Mortgage note with Watersoft (Feree) related to sale of 65 townhouses.(6)

10.25 Amended and restated revolving credit facility with National City Bank for $2,250,000.(6)

21            List of subsidiaries of Seven Fields Development
              (PA), Inc.(2)

27            Financial data schedule.

99            Deed of Trust of Seven Fields Development Company.(2)

(1)           Filed as exhibit to the Seven Fields Development
              Corporation's Annual Report on Form 10-K filed
              January 29, 1992, and incorporated herein by reference.

(2) Filed as exhibit to the Company's Registration Statement on Form S-4, File No. 33-85102, and incorporated herein by reference.

(3)           Filed as exhibit to Seven Fields Development Corporation's
              Annual Report on Form 10-KSB filed January 27, 1995, and incorporated herein by reference.

(4)           Filed as exhibit to Seven Fields Development Company's
              Annual Report on Form 10-KSB filed January 26, 1996, and incorporated herein by reference.

(5)           Filed as exhibit to Seven Fields Development Company's
              Annual Report on Form 10-KSB filed
              January 24, 1997, and incorporated herein by reference.

(6)           Filed as exhibit to Seven Fields Development Company's
              Annual Report on Form 10-KSB filed January 29, 1999 and incorporated herein by reference.

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

                                          Date:  January 29, 1999

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated as directors of Seven Fields Development (PA), Inc.

Signature             Title                                   Date
PAUL VOYTIK           President (Principal Executive Officer) January 29, 1999
Paul Voytik           and Director

LYNN HOFFMAN-KYLE     Chief Financial Officer                 January 29, 1999
Lynn Hoffman-Kyle     (Principal Financial and
                      Accounting Officer)

GEORGE K. WRIGHT      Director                                January 29, 1999
George K. Wright

CHERYL KIRCHNER       Director                                January 29, 1999
Cheryl Kirchner

MICHAEL BURKHART      Director                                January 29, 1999
Michael Burkhart


        SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS



                                                               Page Reference

Independent Auditors' Report                                   F-2

Balance Sheets at October 31, 1998 and October 31, 1997        F-3

Statements of Operations for the years ended October 31, 1998
       and October 31, 1997                                    F-5

Statements of Shareholders' Equity for the years
       ended October 31, 1998 and October 31, 1997             F-7

Statements of Cash Flows for the years
       ended October 31, 1998 and October 31, 1997             F-8

Notes to Financial Statements                                  F-9

                    Independent Auditors' Report



                The Board of Directors and Shareholders
                Seven Fields Development (PA), Inc.
                Mars, PA

    We have audited the accompanying consolidated balance sheets of Seven Fields Development (PA), Inc. and subsidiaries (the "Company") as of October 31, 1998 and October 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of the Company as of October 31, 1998 and October 31, 1997 and the consolidated results of its operations and its cash flows for each of the two years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.


          O'Connor, Greenblatt & Company


          December 30, 1998
          Sewickley, PA

        SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                  AS OF OCTOBER 31, 1998 AND 1997



                               ASSETS

                                                1998           1997
Cash                                            $   109,159    $   227,896
Temporary investments, Note 10                      308,103        195,710
    Total Cash And Temporary Investments            417,262        423,606

Accounts and notes receivable, net of
  allowances of $57,492 and $57,589                 199,483        197,688
Mortgage notes receivable, Note 4                   497,918         61,114
Capitalized development costs,  Notes 2, 12       5,282,662      5,365,267
Capitalized house construction costs, net of
  allowances, Notes 2, 12                         3,606,597      3,687,231
Prepaid expenses and deposits                        78,445        391,600
Property not currently under
  development, net of allowances of               3,038,721      3,077,133
  $123,788 in 1997, Notes 2, 12
Tenant security deposits                                            40,740

Deferred income tax assets, Note 9                2,096,129      3,483,784

Property, Buildings And Equipment,
  Notes 2, 3, 6, 7
Land                                                484,756        359,725
Buildings                                         1,294,345      3,373,859
Equipment and furnishings                           845,934      1,393,155
Construction in progress                                           449,757

    Total Property, Buildings And Equipment       2,625,035      5,576,496
    Accumulated Depreciation                       (581,633)    (2,055,493)

    Total Property, Buildings And Equipment, Net
      Of Accumulated Depreciation                 2,043,402      3,521,003

            Total Assets                        $17,260,619    $20,249,166

[FN]

                 See Notes to Financial Statements.

                LIABILITIES AND SHAREHOLDERS' EQUITY
                            LIABILITIES

                                                 1998           1997
Accounts payable and accrued expenses            $     586,672  $     701,176
Accrued estimated costs related to developed
  lots and buildings sold, Note 2                    1,041,873        812,427
Notes payable - credit lines, Note 6                   196,000        918,157
Mortgages payable, Note 7                              972,461      1,785,570
Customer deposits and advances                         106,245        133,046
Tenant security deposits                                               40,740
General unsecured debt - Minority investors,
  Notes 1, 8, 11                                     9,501,710      9,897,933
        Total Liabilities                           12,404,961     14,289,049

                            SHAREHOLDERS' EQUITY

Common stock, $1 par value, 10,000,000
  shares authorized, 2,905,514 and 2,905,682
  shares issued and outstanding, Notes 1, 2, 11    2,905,514        2,905,682
Additional paid in capital                        46,953,580       48,885,852
Shareholders' deficit - excess of non-discharged
  debt over assets on November 7, 1987,
  (Date of reorganization) Notes 1, 2            (52,235,399)     (52,235,399)
Retained earnings, since November 7, 1987,
  (Date of Reorganization)                         7,231,963        6,403,982

    Total Shareholders' Equity                     4,855,658        5,960,117


    Total  Liabilities And
      Shareholders' Equity                      $ 17,260,619     $ 20,249,166

        SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED OCTOBER 31, 1998 AND 1997

                                                    1998          1997
Gross Revenue
Apartment rentals                                   $    188,361  $    524,230
Fees & other operating income                             54,704        54,461
Water revenue                                            185,499       160,154
Developed lot & house sales                            9,603,121     8,890,865
Townhouse unit sales                                   4,135,586     1,301,124

                                                      14,167,271    10,930,834
Costs And Expenses
Cost of Developed Lots And Houses Sold                 8,449,160     6,986,853
Cost Of Townhouses Sold                                1,912,857       726,775
Other Operating Expenses*                                596,180       778,385
General & Administrative Expenses*                       850,092       786,056
Depreciation Expense                                     194,921       286,360

                                                      12,003,210     9,564,429

            Operating Income                           2,164,061     1,366,405

Interest Expense*                                        (19,590)     (129,022)
Interest Income                                           71,165        32,305

Income Before Provision for Income Taxes               2,215,636     1,269,688

Provision For Income Taxes, Note 9                     1,387,655       508,216

            Net Income                               $   827,981  $    761,472

Net Income Per Share Basic And Diluted, Note 2       $  .24       $  .22


*  See details on the following page.


[FN]

                 See Notes To Financial Statements.

        SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                DETAILS OF OTHER OPERATING EXPENSES,
      GENERAL AND ADMINISTRATIVE EXPENSES AND INTEREST EXPENSE
           FOR THE YEARS ENDED OCTOBER 31, 1998 AND 1997

                                                   1998          1997
Other Operating Expenses
Payroll, payroll taxes and benefits                $    685,754  $    760,351
Repairs and maintenance                                 129,136       215,547
Utilities                                               118,646       139,719
Insurance                                                94,534       136,689
Property taxes                                           83,497       138,189
Other operating supplies and services                   118,876        97,295

       Total Other Operating Expenses                 1,230,443     1,487,790

       Less Cost Capitalized To Development And
            Construction                               (634,263)     (709,405)

       Net Other Operating Expenses                 $   596,180   $   778,385

General And Administrative Expenses
  Payroll, payroll taxes and benefits               $   405,517   $   416,070
  Professional fees                                     112,193       119,819
  Other general and administrative expenses             400,374       309,567

       Total General And Administrative Expenses        918,084       845,456

       Less Costs Capitalized To Development And
            Construction                                (67,992)      (59,400)

       Net General And Administrative Expenses      $   850,092   $   786,056

Interest Expense
Total interest expense                              $   151,666   $   245,819

Less Interest Capitalized to Development and
       House Construction                              (132,076)     (116,797)

            Net Interest Expense                    $     19,590  $   129,022

[FN]
                 See Notes To Financial Statements.

        SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           FOR THE YEARS ENDED OCTOBER 31, 1998 AND 1997





            Common Stock
          Shares    Amount
Balance
October
31, 1996  2,905,682 $2,905,682 $49,713,983 $(52,235,399) $5,642,510 $6,026,776

Return
Of
Capital
Dis-
tribu-
tion                              (828,131)                           (828,131)

Net
Income-
Year
Ended
October
31, 1997                                                    761,472    761,472

Balance
October
31, 1997 2,905,682 $2,905,682 $48,885,852 $(52,235,399) $6,403,982  $5,960,117

Return Of
Capital
Dis-
tri-
bution                         (1,929,585)                           (1,929,585)

Shares
Donated
To The
Company
And
Retired       (168)      (168)     (2,687)                               (2,855)

Net Income                                                  827,981     827,981

Balance
October
31, 1998 2,905,514 $2,905,514 $46,953,580 $(52,239,399)  $7,231,963  $4,855,658

[FN]
                           See Notes To Financial Statements.

        SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED OCTOBER 31, 1998 AND 1997

                                                1998            1997
Cash Flows From Operating Activities
Net income                                      $     827,981   $     761,472
Provision for deferred income taxes                 1,387,655         508,216
Depreciation                                          194,921         286,360
Capitalized development costs incurred             (3,545,553)     (2,989,270)
Capitalized house construction costs incurred      (5,213,184)     (5,473,589)
Cost of lots and houses sold                        8,960,386       6,986,853
Changes in other assets and liabilities:
          Other assets                                352,100         125,345
          Other liabilities                            47,237         439,916
               Net Cash Flows Provided By
                 Operating Activities               3,011,543         645,303

Cash Flows From Investing Activities:
Additions to property, buildings & equipment          (91,766)       (562,342)
Payments on notes receivable                           50,696             693
Sale of property, buildings, & equipment              886,944         320,412
           Total Cash Flows Provided By
           (Used In) Investing Activities             845,874        (241,237)

Cash Flows From Financing Activities:
Repayment of Investor debt                           (396,223)       (169,804)
Return of capital distribution                     (1,932,272)       (828,131)
Proceeds from borrowings                              310,000
Net borrowings (repayments) on credit lines          (722,157)        788,157
Repayment of existing mortgage                     (1,123,109)       (173,011)
           Total Cash Flows Used In
             Financing Activities                  (3,863,761)       (382,789)
Net Increase (Decrease) In Cash And
  Temporary Investments                                (6,344)         21,277
Cash And Temporary Investments,
  Beginning of Period                                 423,606         402,329
Cash And Temporary Investments, End of Period    $    417,262    $    423,606

Interest Expense Included In Net Income
  From Operating Activities Above                $      19,590   $    129,022

Interest Paid And Included In Capitalized
  Development Costs And Houses
    Under Construction                                132,076         116,797
               Total Interest Paid               $    151,666    $    245,819

Income Taxes Paid                                None            None

Supplemental Schedule Of Noncash
  Investing And Financing Activities:
  Notes Receivable From The Sale Of Property      $    487,500

[FN]

                 See Notes To Financial Statements.

        SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997

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

     The sole trustee of the Trust is Seven Fields Management, Inc. ("Seven Fields Management") which is also a wholly owned subsidiary of Seven Fields PA. The directors and officers of Seven Fields Management are the same persons who were the directors and officers of the Corporation, and are also the directors and officers of Seven Fields PA.

     The Trust as survivor of the merger, remains subject to the Bankruptcy Plan under which Seven Fields Development Corporation commenced operations on November 7, 1987, as is more fully described below.

Business And Operations
     The Company's current major activities are the development of its undeveloped property located in Seven Fields Borough, Butler County, PA, and operation of the municipal water service in Seven Fields Borough. Prior to January 1998, the Company also rented townhouses located in Seven Fields Borough. Since 1987, the Company sold these townhouses as individual residences and in January 1998 sold the remaining 65 townhouses in a bulk sale. All of these activities focus on the single goal of maximizing the assets of the Company and ultimately distributing such assets to its Investors in complete liquidation at the earliest appropriate time.

     Since the bankruptcy Reorganization in 1987, the Company has sold four rental properties, repaid five million dollars of debt other than Company Debt, and returned approximately $10.6 million to its Investors.

        SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997

Note 1  Continued
     Prior to 1998 the Company was not actively acquiring additional property for development. In 1998 the Company committed to purchase 11 lots in Nevillewood, a southwest suburb of Pittsburgh, at a total cost of approximately $1.0 million. The Company is constructing single family homes and townhouses on these completed lots. It will not be until at least the years 2000 - 2005 before development of its remaining undeveloped property at Seven Fields is completed, unless sales of some of its remaining property are made in bulk.

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

     The Debtors were formed in 1976 primarily for the purpose of marketing and managing investments in multi-family residential housing developments.
From 1976 until May 1986, when the Debtors filed for reorganization under Chapter 11 of the Federal Bankruptcy Code, they had acquired four significant real estate projects. The Debtors obtained funding to acquire and/or develop these projects by selling to investors what was purported to be percentage interests in a particular real estate development that would be managed by the Debtors. From 1976 to 1986 the Debtors received approximately $57,000,000 from over 2,600 investors (the "Investors"). These Investors had no management control over the Debtors' affairs. Management of the Debtors was vested exclusively with four stockholders who owned 100% of the stock of the Debtors. Investors' investment balances, including reinvestments, exceeded $69,000,000 when the Debtors filed petitions for reorganization with the Bankruptcy Court.

The Plan Of Reorganization And The Company Subsequent to November 7, 1987
     The following summary of the Plan applies to Seven Fields PA's operating subsidiary, the Trust, and not to the capital structure of Seven Fields PA, since the reorganization which was consummated in 1995 resulted in the exchange of 83% of the Investor Debt and Stock for common stock of Seven Fields PA.

     The Plan on November 7, 1987, transferred 100% ownership of the Debtors from the four former stockholders to the more than 2,600 Investors, merged the four debtors into the surviving corporation, removed the former shareholders from involvement in the management or ownership of the reorganized company, and required the repayment in full of all debt, secured and unsecured, to creditors on the same terms as agreements then in existence. The Plan also, despite assets with a fair market value far less than the obligation of the Company to the Investors, did not reduce the face amount of the Company's obligation to those Investors. The liability to the Investors, representing 95% of the Investors' claims, remained a general unsecured debt of the Company and the Company waived discharge of such debt. These non-discharged debts are subordinated to any existing liens and priorities and any future secured debt, and the claimant-creditor, his heirs, assigns or successors, may not file suit or take any judgment, or undertake any collection activities.

        SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997

Note 1  Continued

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

     For comparative purposes, certain 1997 amounts have been reclassified to conform to the presentation adopted in 1998.

Reorganization on November 7, 1987
     Although the Corporation was the successor in the merger of the four Debtors pursuant to the Plan, the Company has been treated for accounting purposes as if it were a newly created corporation at November 7,1987. Most significantly, the Corporation's assets upon reorganization were stated at their appraised value instead of historical cost. Total assets of the Corporation at November 7, 1987 were $18,145,669, including fair market value for all real estate and horses in the amount of $16,792,582 and historical cost for all other assets of $1,353,087.

Use of Estimates
     The presentation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported at the date of the financial statements for assets, liabilities, revenues and expenses and disclosures of contingencies. Actual results could differ from those estimates. The Company makes significant estimates related to common area development costs that it expects to incur in the future, and costs to complete specific subdivisions of lots from which lots are being sold.

        SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997
                            (CONTINUED)


Note 2  Continued

Fixed Assets And Depreciation
     Fixed assets are recorded at cost except for assets transferred to the Corporation pursuant to the Plan, which are recorded at appraised values determined in the reorganization proceedings. The carrying value of such assets is estimated to be not in excess of net realizable value. No accumulated depreciation was recorded as of the Corporation's reorganization on November 7, 1987, and straight line and double declining balance methods utilizing the half year convention in the year of acquisition have been used since reorganization. The Company selected estimated useful lives for the assets received pursuant to the Plan that approximates the original estimated lives of personal property and the residual lives of the real property.

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

     Revenue is recognized upon settlement for houses that are constructed provided construction is substantially complete. Revenue is recognized on the sale of its townhouse units at settlement. Sales of lots, or housing units from phases or multi-unit buildings where development or construction is not substantially complete are accounted for in accordance with the percentage of completion method, based on estimated costs to be incurred. Rental revenue from townhouses is recognized on a monthly basis. Leases with residential tenants are of a six-month or one year duration and are typically renewed by the tenant.

Public Utility Commission "PUC" Regulated Activities
     The Company earns fees for the water services it provides the residents of Seven Fields Borough.

        SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997
                            (CONTINUED)



Note 2  Continued
     In accordance with regulations promulgated by the PUC, permission from the PUC is required to establish, or change the rates charged customers. Accounting policies, procedures, and rules established by the PUC must be adhered to.

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

        SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997
                            (CONTINUED)


Note 2  Continued

The computation of earnings per share is as follows:

                                                 1998           1997
Consolidated Net Income                          $   827,981    $   761,472
Less Net Income Accruing to Minority
  Interest in Trust (17%)                            137,527        126,480

Net Income Applicable to Seven Fields
  PA Shareholders                                $   690,454    $   634,992

Weighted Average Shares Outstanding                2,905,577      2,905,682

Earnings Per Share, Basic and Diluted            .24            .22


Note 3  Real Estate Rental Activities
     A summary of the historical cost of properties held for rent located at Seven Fields that are included in property, buildings and equipment on the balance sheets, is as follows. These properties include a commercial office building and sales center in 1998 and 1997, and 74 residential townhouses in 1997.

                                                     October 31,
                                                     1998    1997
Land                                            $     484,756   $     359,725
Buildings                                           1,294,345       3,373,859
Equipment and Improvements                                  0         314,157
Assets under construction                                             449,757
  Total Rental Properties                           1,779,101       4,497,498
    Accumulated Depreciation                          (89,556)     (1,445,956)
Total Rental Properties, Net.                    $  1,689,545    $  3,051,542


     During 1995, construction of a two-story office building having 9,434 usable square feet was completed. The Company occupies 4,717 square feet and rents 4,717 square feet to the Borough of Seven Fields under terms of a five year lease which expires July 31, 2000. The Borough is required to pay utilities and 50% of the operating costs of the building. The building also contains a basement which the Company utilizes for its operations. The Company has granted the Borough an option to purchase the building at the end of the lease at fair market value to be determined on the basis of the average of two appraisals. The Company leases a real estate sales office that it constructed in 1995 under terms of a three year lease which expires January 21, 2001. The lease also contains two one-year renewal options at a rent adjusted for the change in the CPI and requires the Lessee to pay all utilities and maintenance of the property.

        SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997
                            (CONTINUED)

Note 3  Continued

     Minimum lease payments to be received under non-cancelable operating leases at October 31, 1998, are as follows:

1999         $   77,083
2000             70,302
2001              7,000
Thereafter
     Total   $  154,385


Note 4  Mortgage Notes Receivable (Mortgage Assignments)
     Commencing in 1993, the Company began financing the purchase of certain of the townhouse units which it sells to individuals. Such financing is facilitated by the Company receiving an assignment of the mortgage note granted by the buyer of the individual townhouse to the mortgagee - Howard Hanna Financial Services. The Company has not perfected its security interest in the underlying collateral in that it is the Company's policy to not record these assignments with the Butler County Recorder of Deeds. The Company intends to sell the remaining mortgage it holds in the open market when market conditions are favorable.

     The Company sold its 65 remaining townhouses in bulk in January 1998. As partial consideration, the Company accepted a mortgage note in the amount of $487,500 and was granted a second mortgage secured by the 65 townhouses sold. This mortgage note which bears interest at 7 1/2% is repayable at the rate of $7,500 for each townhouse the mortgagor sells but not less than $255,000 by July 28, 2000, an additional $127,500 by July 28, 2001, and the remaining principal balance by July 28, 2002.

     The Company charges operations with any credit loss it incurs on an individual loan basis, and losses because of market changes on an aggregate basis. Market value is determined based on the current discount rates for mortgages of identical terms and interest rates. The Company held the following mortgage note and note assignment at October 31, 1998 and 1997:

                                       Bulk      Retail    Total
                                       Sale      Sale      1998      1997
Number of Mortgage Notes               1         1         2         1
Approximate Average Interest Rate      7.5%      8.125%    8.125%    8.125%
Final Maturity Date                    2002      2024      2024      2024
Face Amount of Mortgage Notes          487,500   62,910    550,410   $  62,910
Carrying Amount of Mortgage Notes
       (Market Value)                  $ 435,000 $ 62,918  $ 497,918 $  61,114


        SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997
                            (CONTINUED)

Note 4  Continued
Reconciliation of the Carrying Amounts of Notes

                              Bulk        Retail      Total
                              Sale        Sale        1998          1997

Beginning Balances                        $  61,114   $  61,114     $  61,807
New Loans                     $ 487,500                 487,500
Principal Collected             (52,500)       (534)    (53,034)         (693)
Market Valuation Change
  and Realized Gains
   or (Losses)                                2,338       2,338

           Ending Balance     $ 435,000   $  62,918   $ 497,918     $  61,114

Delinquent Loans                                  1           1
Principal Amount of
  Deliquent Loans                         $  61,686   $  61,686


Note 5  Commitments, Surety And Litigation
     The Company has concluded all litigation with the former majority shareholder of the Debtors as a result of a settlement that was finalized in November 1995.

Surety
     The Company is contingently liable under terms of maintenance and performance bonds totaling $1,250,000 to a commercial surety company. To date, the Company has successfully completed, to the extent possible, and to the satisfaction of the Borough and other governmental units, each of its previous subdivisions and other construction, and each of its prior bonds have been duly released.

Purchase Commitment
     The Company has entered into a lot purchase agreement for the acquisition of three single family lots and eight townhouse building lots in the Nevillewood development. Under terms of this agreement as of October 31, 1998, the Company is obligated to purchase one additional single family lot in 1999 for $65,000 and three additional townhouse lots in 1999 at a total cost of $336,000 and three lots in 2000 for an additional
$336,000. The Company will build four townhouse units on each townhouse lot and as of October 31, 1998 has closed on two of the eight lots and has eight townhouse units under construction.

Note 6  Notes Payable - Credit Lines
     The Company utilizes a revolving credit line in the amount of $2,250,000 ($1,000,000 in 1997) with National City Bank. Interest is payable monthly at the bank's prime rate plus 1/2%. The credit line is to be used for individual house construction in Seven Fields and Nevillewood in an amount not to exceed $1.5 million, and for townhouse construction at Nevillewood in an amount not to exceed $750,000 and is secured by the constructed homes for which the loan proceeds are used, and by the Company's remaining lots in its Northridge Manor Subdivision. The credit line matures June 1, 2002 and advances outstanding more than 12 months are to be repaid over a 48-month term.

        SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997
                            (CONTINUED)

Note 6  Continued
     National City may call the notes outstanding on May 1 of each year, however, the Company is allowed 180 days to repay the balance in full. No balance was outstanding at October 31 1998.

     The Company maintains a revolving credit line of $1,000,000 with First Western Bank, with interest payable monthly at the bank's prime rate plus 1/2%. The credit line is to be used for constructing up to 12 homes in the Hawthorne Commons Subdivision, and is secured by the Company's property in that subdivision. Borrowings are limited to $80,000 for each house, and any outstanding principal is required to be repaid upon the sale of each house. At October 31, 1998, the total outstanding balance amounted to $196,000 with interest payable at 8 1/4%.

     The Company also utilizes a third revolving line of credit in the amount of $750,000. The proceeds under this credit line are restricted to the construction of townhouses in the Company's Georgetowne Manor Subdivision. Advances under this credit line bear interest at First Western Bank's prime rate plus 1/2%. No balance was outstanding at October 31, 1998.

     The Company also maintains a $250,000 working capital credit line with PNC Bank with interest payable at the bank's prime rate plus .625%. At October 31, 1998, the Company had no amount outstanding under this credit line.

Note 7  Mortgages Payable
     On November 29, 1995, the Company granted PNC Bank a mortgage on its office building to secure a term loan in the amount of $750,000 with a balance of $668,449 at October 31, 1998. The proceeds of this loan were used to replenish its working capital, and to carry on its development and construction activities. This office building was completed in August 1995 at a cost of $1,263,207. Interest is based on PNC's prime rate plus 1/2% or is fixed at 2 1/4% above PNC's fully absorbed cost of funds, and is being amortized over a 15 year term, but matures on December 10, 2000. At October 31, 1998, monthly principal and interest payments are $7,265 based on the current interest rate of 8.12%, which has been fixed through December 10, 1999.

     The Company must also comply with certain financial covenants including at all times having a tangible net worth (defined as net worth plus general unsecured debt less deferred tax assets) of $10,000,000, a current ratio of 2 to 1; debt to net worth (adjusted for general unsecured debt and deferred tax assets) of .5 to 1; and debt service coverage of 1.1 to 1. It is anticipated that the $10 million net worth covenant will periodically be reduced in future years to facilitate the Company's planned liquidation of its assets and distribution of the proceeds of such liquidation to its Investors.

     The Company also granted National City Bank a $250,000 mortgage secured by the real estate sales office that has a net book value of $510,000. This loan, having a balance of $244,012 at October 31, 1998, bearing interest on a floating basis (7.91% at October 31, 1998) and maturing January 8, 2003, requires the Company to make 60 monthly principal and interest payments of $2,376 with the balance payable at maturity.

        SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997
                            (CONTINUED)

Note 7  Continued
     The Company also granted mortgages totaling $60,000 on two lots it purchased at Nevillewood. These loans bear interest at Prime plus 1% if not paid by April 1999, and are repayable upon the sale of the lots upon which the Company is presently building town homes. Aggregate maturities of long term debt at October 31, 1998 are as follows:

1999      $  102,740
2000          46,369
2001         609,664
2002          11,801
2003         201,887
          $  972,461


Note 8  Fair Value Of Financial Instruments
     The following methods and assumptions were used to estimate the fair value of financial instruments at October 31, 1998:

          Cash and temporary investments: The carrying amount reported in the balance sheet for cash and temporary investments approximates fair value.

          Accounts and notes receivable, deposits, and accounts payable: The carrying amounts of these assets and liabilities in the balance sheet approximate fair value.

          General unsecured debt - minority investors. The carrying amount of general unsecured debt - minority investors of $9,501,710 is materially in excess of the fair value of these financial instruments. As more fully described in Notes 1 and 11, the general unsecured debt is non-interest bearing, has no maturity date, and legal action by the debt holder to collect is precluded. Furthermore, since the Company emerged from bankruptcy proceedings in 1987, there have been no known sales of the debt in the open market. The amount of this debt which is ultimately repaid, and the timing of such repayment, is totally dependent upon the Company's success in developing its property and liquidating and distributing the proceeds from sales of its assets to the debtholders and shareholders. Consequently, this debt is more characteristic of an equity instrument having a preference upon liquidation, bears no interest or dividend rate, has no fixed cash stream, or maturity date.
          Because of these factors, it is not practicable to determine the fair value of the general unsecured debt.

          Notes Payable - Credit lines and mortgages payable: The carrying amounts of notes payable, credit lines and mortgages payable approximate fair value since interest

        SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31 1998 AND 1997
                            (CONTINUED)

Note 8  Continued

          rates of the mortgages and credit line notes approximate interest rates currently available to the Company on other debt instruments and all of credit line interest rates are of a variable nature.

Note 9  Income Taxes
     The Company recognized deferred tax assets of $4,080,000 on November 1, 1993, as a result of adopting statement of financial accounting standard
No. 109 "Accounting For Income Taxes". The net deferred tax asset of $4,080,000 is a result of a higher tax basis of the Company's assets than the basis recognized for financial reporting purposes at the time of reorganization. Recognition of this deferred tax asset reduced the Shareholders' Deficit created at reorganization.

     As of October 31, 1998, the Company has federal and state net operating loss carryforwards for tax purposes which, if not utilized, expire as follows:


October 31,                                Federal           State
  2003                                     $   2,364,433
  2004                                         3,911,434
  2005                                         4,605,975
  2006                                           626,911     $    434,857
  2007                                           870,453
  2008                                         3,892,382          454,879
  2009                                         1,202,522
  2010                                         1,125,160
  2011                                           436,732
  2012
  2013                                           676,571

                                           $  19,712,573     $    889,736

     For Pennsylvania income tax purposes, net operating losses generated in fiscal 1996 and thereafter may be carried over for ten years. The maximum net operating loss that may be used in any fiscal year to reduce Pennsylvania taxable income is $1,000,000.

     Adoption of FAS 109 permitted the Company to recognize deferred tax assets substantially equivalent to the estimated tax benefits to be derived from the excess of the tax basis of the Company's assets at reorganization over the asset amounts used for financial reporting purposes. The Company has also estimated the extent to which the deferred tax assets should be reduced by a valuation allowance so that the assets will not be carried in excess of estimated realizable value.

     The net realizability of the deferred income tax assets is re-evaluated periodically. The deferred tax assets that the Company estimates will be realizable is calculated annually to be an amount not to exceed 7 times the average pre-tax income for the latest two fiscal years at the tax rates in effect at that time. The Company's ability to utilize its deferred tax assets is based on its ability to generate

        SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31 1998 AND 1997
                            (CONTINUED)


Note 9  Continued

sufficient pre-tax income in the future prior to its complete liquidation, which is limited by the total property which the Company has available to develop in the future. In 1997 and 1998, the Company began increasing the deferred tax valuation allowance so as to reduce its net deferred tax assets to amounts which will not exceed utilization of such assets based on its property which remains to be sold.

    At October 31, 1998, the significant components of the Company's deferred tax assets are as follows:

                                    Federal       State         Total
Tax over financial reporting
  basis of assets originating
   at reorganization                $ 1,383,387   $   451,585   $  1,834,972

Net operating loss
  carryforwards resulting
   from the utilization
    of the higher tax basis
     of assets since
      reorganization                  6,672,055        88,884      6,760,939

Potential tax benefit at
  October 31, 1998                    8,055,442       540,469      8,595,911

Valuation allowance unutilized
  deferred tax assets                 6,482,821        16,961      6,499,782

Net Deferred Tax Assets              $1,572,621    $  523,508   $  2,096,129

Significant components of the provision for income taxes are as follows:

                                                Year Ended October 31,
                                                   1998         1997
Deferred
  Federal                                          $1,165,963   $  381,374
  State                                               221,692      126,842
     Provision For Income Taxes                    $1,387,655   $  508,216

Note 9  Continued
     A reconciliation of income taxes with the amounts which would result from applying the US statutory rate follows:

                                                  Year Ended October 31,
                                                   1998         1997
Tax at US Statutory Rate                           $   754,506  $    427,214
State Income Taxes Net of Federal Benefit              146,316        83,017
  Federal Benefit
Utilization of Deferred Income Tax Assets                             (2,015)
Increase in Valuation Allowance                        486,833
    Provision For Income Taxes                      $1,387,655  $    508,216

        SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997
Note 9 Continued

          in 1987, there have been no known sales of the debt in the open market. The amount of this debt which is ultimately repaid, and the timing of such repayment, is totally dependent upon the Company's success in developing its property and liquidating and distributing the proceeds from sales of its assets to the debtholders and shareholders. Consequently, this debt is more characteristic of an equity instrument having a preference upon liquidation, bears no interest or dividend rate, has no fixed cash stream, or maturity date.
          Because of these factors, it is not practicable to determine the fair value of the general unsecured debt.

          Notes Payable - Credit lines and mortgages payable: The carrying amounts of notes payable, credit lines and mortgages payable approximate fair value since interest


                               F18

              SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 1998 AND 1997
                                 (CONTINUED)


Note 8 Continued
          rates of the mortgages and credit line notes approximate interest rates currently available to the Company on other debt instruments and all of credit line interest rates are of a varable nature.

Note 9 Income Taxes

     The Company recognized deferred tax assets of $4,080,000 on November 1, 1993, as a result of adopting statement of financial accounting standard No. 109 "Accounting For Income Taxes". The net deferred tax asset of $4,080,000 is a result of a higher tax basis of the Company's assets than the basis recognized for financial reporting purposes at the time of reorganization. Recognition of this deferred tax asset reduced the Shareholders' Deficit created at reorganization.

As of October 31, 1998, the Company has federal and state net operating loss carryforwards for tax purposes which, if not utilized, expire as follows:

October 31,     Federal                  State
2003            $  2,364,433
2004               3,911,434
2005               4,605,975
2006                 626,911             $   434,857
2007                 870,453
2008               3,892,382                 454,879
2009               1,202,522
2010               1,125,160
2011                 436,732
2012
2013                 676,571

                $ 19,712,573             $   889,736

For Pennsylvania income tax purposes, net operating losses generated in fiscal year 1996 and thereafter may be carried over for ten years. The maximum net operating loss that may be used in any fiscal year to reduce Pennsylvania taxable income is $1,000,000.

Adoption of FAS 109 permitted the Company to recognize deferred tax assets substantially equivalent to the estimated tax benefits to be derived from the excess of the tax basis of the Company's assets at reorganization over the asset amounts used for financial reporting purposes. The Company has also estimated the extent to which the deferred tax assets should be reduced by a valuation allowance so that the assets will not be carried in excess of estimated realizable value.

The net realizability of the deferred income tax assets is re-evaluated periodically. The deferred tax assets that the Company estimates will be realized is calculated annually to be an amount not to exceed 7 times the average pre-tax income for the latest two fiscal years at the tax rates in effect at that time. The Company's ability to utilize its deferred tax assets is based on its ability to generate

        SEVEN FIELDS DEVELOPMENT (PA), INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1998 AND 1997
                           (CONTINUED)

Note 9 Continued

sufficient pre-tax income in the future prior to its complete liquidation, which is limited by the total property which the Company has available to develop in the future. In 1997 and 1998, the Company increased the deferred tax valuation allowance so as to reduce its net deferred tax assets to amounts which will not exceed utilization of such assets based on its property which remains to be sold.

At October 31, 1998, the significant components of the Company's deferred tax assets are as follows:


                                  Federal       State          Total

Tax over financial reporting
  basis of assets originating
   at reorganization              $ 1,383,387   $  451,585     $ 1,834,972

Net operating loss carry-
  forwards resulting from the
   utilization of the higher
    tax basis of assets since
     reorganization                 6,672,055       88,884       6,760,939

Potential tax benefit at
  October 31, 1998                  8,055,442      540,469       8,595,911

Valuation allowance -
  reduction for estimated
   unutilized deferred tax
    assets                          6,482,821       16,961       6,499,782

Net Deferred Tax Assets           $ 1,572,621   $  523,508     $ 2,096,129

Significant components of the provision for income taxes are as follows:

                                             Year Ended October 31,
             Deferred                        1998              1997
                Federal                      $1,165,963        $  381,374
                State                           221,692           126,842

             Provision For Income Taxes      $1,387,655        $  508,216

Note 9 Continued

A reconciliation of income taxes with the amounts which would result from applying the US statutory rate follows:

                                            Year Ended October 31,
                                            1998              1997
Tax at US Statutory Rate                    $  754,506        $  427,214
State Income Taxes Net of Federal Benefit      146,316            83,017
Utilization of Deferred Income Tax Assets                         (2,015)
Increase in Valuation Allowance                486,833
  Provision For Income Taxes                $1,387,655        $  508,216

Note 10 Temporary Investments

Temporary investments at October 31, 1998, and 1997 consist of $308,103 and $195,710 respectively invested in PNC Bank's PNC Investment Short
Term Common Trust Fund. The underlying securities which consist of US Treasury and US Government Agency obligations and repurchase agreements relating to such obligations have aberafe maturutues of 20 to 60 days.
The proceeds are deposited automatically to the Company's operating account as needed. Cost and market value of temporary investments are identical to each other at October 31, 1998 and 1997 respectively.

Note 11 Capital Stock And Subordinated Debt

The Corporation, at the time of its reorganization on November 7, 1987, as prescribed by the Plan, issued to the Investors certificates intended to represent share of common stock and general unsecured debt of the Corporation. The certificates representing the sahres states(a) the number of shares issued, (b) total amount of the Investor's claim and (c) the amount of such claim as represented by the shares and the undischarged indebtedness owed to Investors by the Corporation. The certificates also have the following statement printed thereon: "The equity and debt interests
represented hereby are not severable."   The Board of Directors of the
Corporation, on August 25, 1989, passed a resolution that provided that the shares and the debt held by each Investor shall be severable and separately transferable.

     As a result of the reorganization effective April 30, 1995, 83% or $50,796,205 of the Investor Debt and 83% of the Common Stock was exchanged for common stock in Seven Fields PA. Therefore, the General Unsecured Debt and Common Stock outstanding on the October 31, 1998 and 1997 balance sheets have the following characteristics:

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

     : This debt as reflected on the Company's balance sheet is to be repaid by periodic distributions as determined appropriate by the Company's Board of Directors. When such distributions are made for every $17 of debt repaid, it is the intent of the Company to distribute to its shareholders $83 as a liquidating distribution. These circumstances were created by the 1995 reorganization which was structured so as to assure proportionality of the interests between those Investors which accepted the exchange offer and those Investors who did not accept the exchange offer. The economic interests of the Investors remained proportional because of the ownership of the debt of the Corporation which was exchanged for the

        SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                     OCTOBER 31, 1998 AND 1997
                            (CONTINUED)


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


Note 12 Capitalized Development Costs, House Construction Costs, PUC Regulated Water Costs And Property Held For Investment And Future Development

     The Company has incurred substantial costs in continuing the development of certain of the property located at Seven Fields, Butler County, PA. The Company's development and house construction activities for the years ended October 31, 1998 and October 31, 1997 are summarized below for each of the areas of significant activity.

                    SEVEN FIELDS DEVELOPMENT (PA), INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1998 AND1997
                            (CONTINUED)

Note 12 Continued
The following information summarizes development activities for 1998.

                       Sub-
                       stantially
                       Com-
                       pleted
                       Sub-
                       divisions   North      George-   North
                       South of    Ridge      towne     Ridge      Hawthorne
                       Route 228   Manor      Manor     Estates    Commons
Total Acres            125         17         10        53         24
Total Lots             277         45         77        99         96
Unsold Lots              4         15         32        47         86

Balance October
  31, 1997             $ 164,943   $ 562,760  $ 637,408 $  790,660  $1,953,567

1998 Costs
  Capitalized:
Reclassify Land Costs          -           -          -    317,362           -
Selling, Engineering
  & Supervision            3,177      27,413     26,561     95,166       6,722
Excavation &
  Construction             1,032      47,057     (2,347)   988,810     152,135
Overhead Allocated                     3,816      3,816      3,816       3,498
Interest                       -           -          -     22,500           -

Total Accumulated
  Costs                  169,152     641,046    665,438  2,218,314   2,115,922

Less Cost of Lots &
  Houses Sold             93,070     332,408    251,331    770,978     163,833

Balance October 31,
  1998                 $  76,082    $308,638   $414,107 $1,447,336  $1,952,089

Classification of
  Costs:
Capitalized
  Development Costs    $  76,082    $308,638   $414,107 $1,447,336  $1,952,089
  Capitalized House
   Construction Costs
Property Not
  Currently Under
    Development                -           -          -          -           -
Land (Related to
  Rental Properties)           -           -          -          -           -
Buildings (Rental
  Properties)
Equipment And
  Furnishings (1)              -           -          -          -           -

                        $ 76,082    $308,638   $414,107 $1,447,336  $1,952,089
(1)  Equipment and
  Furnishings used
   in development
     and construction
Other Equipment and
  Furnishings
Total Equipment
  and Furnishings

Estimated additional
 costs to be incurred
   in next five
  years: (000's)                    1999        2000      2001      2002
Land Development                      453       1,334     1,187       876
Building Construction               8,548       7,024     6,064     6,304

    Total                           9,001       8,358     7,251     7,180


Com-      Com-                  Moon Twp.,
mercial   mercial               Route 228
Parcels   Parcels    Unutil-    Water
South of  North of   ized       and         Office
Route 228 Route 228  Parcels    Other       Buildings   Houses      Total


       47         22        171          40          6           -         515
       10          -          -           1          -           -         605
        3          -          -           -          -           -         187

$ 350,424 $  229,685 $2,559,631 $ 1,553,859 $1,712,965  $3,687,231  $14,203,133

  155,427    166,295   (639,084)          -          -           -            -
  120,915     81,450     54,559     183,564          -     591,850    1,191,377
   23,526    920,354  1,033,123    (784,200)    66,136   4,411,420    6,857,046
    3,816     10,800     30,492           -          -     120,000      180,054
        -          -          -       7,400          -      89,914      119,814

  654,108  1,408,584  3,038,721     960,623  1,779,101   8,900,415   22,551,424

  351,055    614,227          -     598,742          -   5,293,818    8,469,462

$303,053  $  794,357 $3,038,721 $   361,881 $1,779,101  $3,606,597  $14,081,962

$303,053  $  794,357 $        - $   (13,000)$        -  $        -  $ 5,282,662
                                                         3,606,597    3,606,597
       -           -  3,038,721           -          -           -    3,038,721
       -           -          -           -    484,756           -      484,756
                                             1,294,345                1,294,345
       -           -          -     374,881          -           -      374,881

$303,053  $  794,357 $3,038,721 $   361,881 $1,779,101  $3,606,597  $14,081,962

                                                                    $   374,881
                                                                    $   471,053
                                                                    $   845,934

2003

$     35
$  5,804

$  5,839

                          F-24

             SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1998 AND 1997
                               (CONTINUED)

Note 12 Continued

The following information summarizes development activities for 1997.


                            Substan-
                            tially
                            Com-
                            pleted
                            Sub-
                            divisions North     George-  North
                            South of  Ridge     town     Ridge      Hawthorne
                            Route 228 Manor     Manor    Estates    Commons
Total Acres                 125       17        10       31         24
  Total Lots                277       45        77       56         96
  Unsold Lots                 8       29        50       28         93

Balance October 31, 1996    $378,703  $709,665  $785,994 $1,228,115 $1,302,336

1997 Costs Capitalized:
Reclassify Land Costs              -         -         -          -          -
Selling Expenses              18,561    19,994    22,400     11,471     15,880
Engineering &
  Supervision                  1,403     6,091    18,285     13,899     52,013
Excavation &
  Construction               (28,598)   22,401    71,577     67,809    652,614
Overhead Allocated                 -     4,752     4,752      4,752      9,504
Interest                           -         -         -          -          -

                             370,069   762,903   903,008  1,326,046  2,032,347
Less Cost of Houses &
  Lots Sold                  205,126   200,143   265,600    535,386     78,780

Balance October 31, 1997    $164,943  $562,760  $637,408 $  790,660 $1,953,567

Classification of Costs:
House Construction &
  Development               $164,943  $562,760  $637,408 $  790,660 $1,953,567
Unutilized Land                    -         -         -          -          -
Property, Plant
  & Equipment                      -         -         -          -          -
                            $164,943  $562,760  $637,408 $790,660   $1,953,567



Com-     Com-
mercial  mercial
Parcels  Parcels    Moon Twp.,
South of North of   Route 228,
Route    Route 228  Unutilized  Water &     Office
228      Phase M    Parcels     Other       Buildings    Houses     Total

45       18         199         40          5.7
11       18         -           -           5
 4       14         -           -           3

$597,640 $          $ 2,150,075 $1,011,134  $1,263,208   $2,842,203 $12,269,073
 125,128  229,630      (417,709)    15,191      47,760            -           -
  88,493   49,109             -     57,500           -      346,861     630,269
  27,558   13,652       129,872    140,922      24,833      105,267     533,795
  54,240  312,839       683,137    446,558     367,911    4,902,599   7,553,087
  11,880    1,251        14,256          -       8,253            -      59,400
       -   13,500             -     11,000       1,000      108,546     134,046

 904,939  619,981     2,559,631  1,682,305   1,712,965    8,305,476  21,179,670

 554,515  390,296             -    128,446           -    4,618,245   6,976,537

$350,424 $229,685    $2,559,631 $1,553,859  $1,712,965   $3,687,231 $14,203,133


                                                         $3,687,231 $ 3,687,231
$350,424 $229,685    $        - $  675,820   $          -         -   5,365,267
       -        -     2,559,631    517,502              -         -   3,077,133
       -        -             -    360,537(2) 1,712,965(1)        -   2,073,502

$350,424 $229,685    $2,559,631 $1,553,859   $1,712,965  $3,687,231 $14,203,133

Reconciliation Of Development Activities With Balance Sheet Classifications

                                         Con-
                                         struction
                                         In         Equip-
                   Land      Buildings   Progress   ment       Total
Costs Included
  Above            $ 241,971 $1,021,237  $ 449,757             (1)$1,712,965

Equipment
 Costs Included
  Above                                             $  360,537 (2)   360,537

Assets Not
  Considered
   Development
    Related          117,754  2,352,622          -   1,032,618     3,502,994

Total Balance
  Sheet
   Classification  $ 359,725 $3,373,859  $ 449,757  $1,393,155    $5,576,496


        SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997
                            (CONTINUED)

Note 13 Business Segment Information

                          For The Year Ended October 31,   (000's)
                          1998                     1997
                          Devel-                        Devel-
                          opment,                       opment,
                          Construc-,                    Construc-
                Rental &  tion               Rental &   tion,
                General   & PUC              General    & PUC
                Opera-    Activi-                       Activi-
                tions     ties      Total    Operations ties         Total
Gross
 Operating
  Revenue       $    243  $ 13,924  $ 14,167 $    579   $ 10,352     $ 10,931

Costs &
  Operating
    Expenses         228    11,580    11,808      616      8,663        9,279

Depreciation
  Expense            124        71       195      174        112          286

Operating
  Income (Loss)     (109)    2,273     2,164     (211)     1,577        1,366

Total
  Identifiable
    Assets         3,123    14,138    17,261    6,808     13,439       20,247

Capital
  Expenditures         -        92        92        -        562          562


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

     The Company began financing certain of the sales of its townhouses during 1993. The mortgage originator, in whose name the mortgage is recorded as a first mortgage on the townhouse sold, assigns the mortgage note to the Company, which assumes all of the market and credit risks related to the note. As of October 31, 1998 and 1997, the Company held $61,686 and $62,219 respectively of these mortgage note assignments. The
Company's interest in the underlying collateral is not perfected in that it is the Company's policy to not record the mortgage note assignments with the Butler County Recorder of Deeds. The effect of changes in market interest rates in recent years has not had a material effect on the Company.

     The Company also holds a mortgage note for $435,000 secured by a second mortgage on 65 townhouses it sold in a bulk sale during 1998.

Note 15  Environmental Matters
     The Company knows of no environmental risks associated with its properties and operations.


Note 16  Related Party Transactions
     A director of the Company provided the Company with certain legal services and was paid $1,701. The Company's management believes that the Company received services of economic value equivalent to the amounts paid.

        SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997
                            (CONTINUED)



Note 16  Continued
     The Company made available a $135,000 construction loan to a homeowners association of property owners that have purchased the Company's townhouses. The loan bears interest at 10.25% and principal repaid during 1998 amounted to $26,577. The loan was used for certain improvements to the townhouse in the Castle Creek development and is secured by all present and future homeowner's fees. The loan matures November 1, 2001. The total amount outstanding at October 31, 1998 was $98,126. A second construction loan of $58,000 was made available to the same homeowners association in August 1997. Interest is set at 10.25% and the loan matures November 1, 2002. No amount was outstanding on this note at October 31, 1998. The Company established this homeowners association to facilitate the management of certain common costs related to the townhouses and has provided varying degrees of support to the homeowners association since its establishment.