Form 10QSB
period 1999-01-31
SEVEN FIELDS DEVELOPMENT PA INC
filed 1999-03-05
CIK 931429

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
      For the quarterly period ended January 31, 1999.

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

  Yes  XX            No ____


                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
         As of January 31, 1999 there were 2,905,514 shares of the issuer's $1.00 par value common stock outstanding.


Transitional Small Business Disclosure Format
  Yes ____           No  XX

             SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES


                                Form 10-QSB

           FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998


                     PART I  -  Financial Information



The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item 1  -  Financial Statements

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                AS OF JANUARY 31, 1999 AND OCTOBER 31, 1998

                                 ASSETS


                                                1999            1998
Cash                                      $    239,998     $    109,159
Temporary investments                           62,542          308,103
  Total Cash & Temporary Investments      $    302,540     $    417,262

Accounts and notes receivable, net of
  allowances of $57,492                        171,772          199,483
Mortgage notes receivable                      475,172          497,918
Capitalized development costs                4,830,251        5,282,662
Capitalized house construction costs,
  net of allowances                          3,908,269        3,606,597
Prepaid expenses and deposits                  107,511           78,445
Property not currently under development,
  net of allowances of 123,788 in 1997       3,275,410        3,038,721
Deferred income tax assets                   2,079,429        2,096,129

Property, Buildings &
  Equipment
Land                                     $     484,756     $    484,756
Buildings                                    1,294,345        1,294,345
Equipment and furnishings                      848,243          845,934

  Total Property, Buildings and
    Equipment                            $   2,627,344     $  2,625,035
  Accumulated Depreciation                    (609,167)        (581,633)

  Total Property, Buildings and
    Equipment, Net of Accumulated
    Depreciation                         $   2,018,177     $  2,043,402


      Total Assets                       $  17,168,531     $ 17,260,619

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                LIABILITIES

                                                1999            1998
Accounts payable and accrued expenses     $     262,368    $    586,672
Accrued estimated costs related to
  developed lots and buildings sold             916,664       1,041,873
Notes payable - credit lines                    454,000         196,000
Mortgages payable                               994,772         972,461
Customer deposits and advances                  159,049         106,245
General unsecured subordinated debt -
  minority investors                          9,501,710       9,501,710


    Total Liabilities                     $  12,288,563    $ 12,404,961

                          SHAREHOLDERS' EQUITY
Common stock, $1 par value,
  10,000,000 shares authorized,
  2,905,514 shares issued
  and outstanding                         $   2,905,514    $  2,905,514
Additional Paid In Capital                   46,953,580      46,953,580
Shareholders' Deficit - excess of
  non-discharged debt over assets
  on November 7, 1987 (Date of
  reorganization)                           (52,235,399)    (52,235,399)
Retained earnings, since
  November 7, 1987 (Date
  of reorganization)                          7,256,273       7,231,963
    Total Shareholders' Equity             $  4,879,968    $  4,855,658

      Total Liabilities and
       Shareholders' Equity                $ 17,168,531    $ 17,260,619

          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                                                1999            1998
Gross Revenue
Rental income                              $     22,402    $    128,108
Fees & other operating income                    12,950          19,281
Water revenue                                    47,749          39,619
Developed lot and house sales                 1,815,060       2,656,713
Townhouse unit sales                                          3,967,900

                                           $  1,898,161    $  6,811,621
Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $  1,493,852    $  2,322,706

Cost of Townhouses Sold                                    $  1,843,638

Other Operating Expenses*                  $    118,756    $    216,286

General & Administrative Expenses*         $    227,887    $    223,506

Depreciation Expense                       $     27,534    $     98,798

     Operating Income                      $     30,132    $  2,106,687


Interest Expense*                          $     (5,328)   $    (31,624)
Interest Income                            $     16,206    $     10,343

Income Before Provision for Income Taxes   $     41,010    $  2,085,406

Provision for Income Taxes                 $     16,700    $    835,500

Net Income                                 $     24,310    $  1,249,906

Net Income Per Share,
  Basic and Fully Diluted                       .01             .36

Weighted Average Number of Shares             2,905,514       2,905,514

* See details on following page.

         SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
           FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                                                 1999           1998
Other Operating Expenses
Payroll, payroll taxes and benefits         $    176,679    $   180,828
Repairs & maintenance                             32,648         31,239
Utilities                                         27,851         25,603
Insurance                                         24,200         30,360
Property taxes                                     6,250         58,069
Other operating supplies & services               11,472         33,199

Total Other Operating Expenses              $    297,100    $   359,298

  Less Costs Capitalized To
    Development and House Construction          (160,344)      (143,012)

      Net Operating Expenses                $    118,756    $   216,286


General And Administrative Expenses
Payroll, payroll taxes and benefits         $    112,069    $    94,320
Professional fees                                 41,069         45,026
Other general and administrative
  expenses                                        86,527        101,317
Total General and Administrative
  Expenses                                  $    239,665    $   240,663

  Less Costs Capitalized To
    Development and Construction                 (11,778)       (17,157)

  Net General and Administrative
      Expenses                              $    227,887    $   223,506


Interest Expense
  Total Interest Expense                    $     19,791    $    59,451

  Less Interest Capitalized to
    Development and House
    Construction                                 (14,463)       (27,827)

  Net Interest Expense                      $      5,328    $    31,624


           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                                                1999              1998
Cash Flows From Operating Activities:
Net income                                 $      24,310    $   1,249,906
Provision for deferred income taxes               16,700          835,500
Depreciation                                      27,534           98,798
Capitalized development costs incurred          (252,540)        (216,431)
Capitalized house construction
  costs incurred                              (1,269,651)      (1,152,557)
Cost of lots & houses sold                     1,436,241        2,262,159
Changes in other assets & liabilities:
  Other assets                                    (1,355)         340,802
  Other liabilities                             (396,709)        (552,796)
Net Cash Flows Provided By (Used In)
  Operating Activities                     $    (415,470)    $   2,865,381

Cash Flows From Investing Activities:
Additions to property, buildings and
  equipment                                $      (2,309)    $     (58,818)
Payments on notes receivable                      22,746
Sale of property, buildings & equipment                            757,674
Total Cash Flows Provided By
  Investing Activities                     $      20,437     $     698,856

Cash Flows From Financing Activities:
Net borrowings(repayments)on Credit Lines        258,000
Proceeds from borrowings                          32,500           250,000
Repayments of loans payable                      (10,189)       (1,340,874)
Total Cash Flows Provided By(Used In)
   Financing Activities                    $     280,311     $  (1,090,874)

Net Increase (Decrease)in Cash and
  Temporary Investments                    $    (114,722)    $   2,473,363
Cash & Temporary Investments,
  Beginning of Period                      $     417,262     $     423,606
Cash & Temporary Investments,
  End of Period                            $     302,540     $   2,896,969

Interest Expense Included in Net
  Income Above                             $       5,328     $      31,624
Interest Paid & Included in Capitalized
  Development & House Construction Costs   $      14,463     $      27,827

    Total Interest Paid                    $      19,791     $      59,451

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                        FOR THE THREE MONTHS ENDED
                             JANUARY 31, 1999
                CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Retained earnings - beginning                          $     7,231,963

Net income for the three month period                           24,310

Retained earnings - ending                             $     7,256,273


                    SEVEN FIELDS DEVELOPMENT (PA), INC.
                       NOTES TO FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998

Basis of Presentation

The financial statements included herein have been prepared by the Registrant, without audit, for filing with the Securities and Exchange Commission pursuant to the rules and regulations of said commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects adjustments comprising normal recurring accruals which in the opinion of the Registrant are necessary for the fair statement of the results for the periods indicated. This financial information should be read in conjunction with financial statements and notes thereto included in the Registrant's Annual Report for the two years in the period ended October 31, 1998.

For comparative purposes certain 1998 amounts have been reclassified to conform to the presentation adopted in 1999.

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

                                        Notes to Financial Statements for
                                        the Three Months Ended January 31,
                                        1999 and 1998 (Cont.)


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

The computation of earnings per share for the three months ended
January 31, 1999 and 1998 is as follows:
[CAPTION]
                                               1999           1998
   [S]                                    [C]           [C]
   Consolidated Net income                $   24,310    $1,249,906

   Less Net Income Accruing to
    Minority Interest in Trust (17%)           4,039       207,643

   Net Income Applicable to Seven Fields
    (PA), Inc. Shareholders               $   20,271    $1,042,263

   Net Income Per Share,
     Basic and Fully Diluted                  .01            .36

    Weighted Average Shares Outstanding     2,905,514     2,905,682

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Financial Condition

The Company's financial condition improved slightly due to generation of net profit of over $24,000 in the first three months of 1999. The Company purchased one additional single family lot in the Nevillewood sub-division for $61,000, of which a mortgage note of $32,000 was granted to the seller. Cash borrowed from credit lines totalled $350,000 for the quarter, while $92,000 was repaid on such notes resulting in a $258,000 increase to cash.

Inventory at the end of the first quarter of 1999 consists of thirteen single family homes, in various stages of construction, including ten homes under agreement of sale and three homes available for sale. Also in inventory are thirty-two multi-family homes, in various stages of construction, including two model homes, ten homes under agreement of sale and twenty homes available for sale.

Results of Operations for the Three Month Periods

In 1999, rental income decreased from the prior year's period by over $105,000 due to the sale of townhouse units in January, 1998. Since 71 of these townhouse units were sold in the first quarter of 1998 and the remainder of three units were sold in February 1998, gross revenue from townhouse unit sales was $3,967,900 in 1998. Developed lot and house sales decreased from 1998 to 1999 by nearly $842,000 due to sales of eight lots, two houses, six multi-family units, and one commercial parcels in 1999, compared with six lots, four houses and eleven multi-family units a year earlier. As a result of the above and other minor variations, total gross revenue in the period decreased by over $4.9 million from the prior year's period.

Cost of developed lots and houses sold decreased by almost $830,000 from 1998 to 1999 and cost of townhouses sold was over $1.8 million in 1998; both such variations are due primarily to corresponding proportionate changes in sales volumes.

From 1998 to 1999, other operating expenses decreased by nearly $100,000 due to decreased costs related to the townhouses and greater capitalization of costs related to home construction in 1999. Depreciation expense also decreased by over $71,000 due primarily to the first quarter 1998 sale of the remainder of the townhouses.

Gross interest expense decreased from 1998 to 1999 due to payoffs of the townhouse mortgage and credit lines.

Due to the variations previously indicated, the Company's income before provision for income taxes decreased from 1998 to 1999 by over $2.0 million.

The Company recognized a provision for income tax in 1999 of $16,700; such amount serves to reduce deferred income tax assets and it is anticipated that no income tax will be paid this year. Upon adopting Financial Accounting Standard #109 ("FAS 109") in 1994 the Company recognized a $4 million dollar deferred tax asset, and, annually, values the realizability of such asset based on the Company's ability to generate sufficient revenue in future years. Based on the assets the Company currently owns and its development plans, it is estimated that the deferred tax assets will be utilized upon development and sale of the Company's remaining property, and the Company has begun, effective November 1, 1996, recognizing tax expense at a combined federal and state rate of 40%.

Part II - Item 1     Legal Proceedings

None.




Part II - OTHER INFORMATION

Item 6.       Exhibits and Other Reports on Form 8-K

    (a) Exhibits
              None

    (b) Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended January 31, 1999.




                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          Seven Fields Development(PA), Inc.



Date: March 3, 1999           By: PAUL VOYTIK, PRESIDENT



Date: March 3, 1999           By: LYNN HOFFMAN-KYLE, CHIEF FINANCIAL OFFICER