Form 10QSB
period 1999-04-30
SEVEN FIELDS DEVELOPMENT PA INC
filed 1999-06-09
CIK 931429

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
      For the quarterly period ended April 30, 1999.

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

  Yes  XX            No ____


                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
           As of May 29, 1998 there were 2,905,514 shares of the issuer's $1.00 par value common stock outstanding.


Transitional Small Business Disclosure Format
  Yes ____           No  XX

             SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES

                                Form 10-QSB

             FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998


                     PART I  -  Financial Information



The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item 1  -  Financial Statements


            SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 AS OF APRIL 30, 1999 AND OCTOBER 31, 1998

                                 ASSETS


                                                1999            1998
Cash                                      $      9,961     $    109,159
Temporary investments                          712,136          308,103
  Total Cash & Temporary Investments      $    722,097     $    417,262

Accounts and notes receivable, net of
  allowances of $57,492                        108,164          199,483
Mortgage notes receivable                      459,918          497,918
Capitalized development costs                4,384,281        5,282,662
Capitalized house construction costs,
  net of allowances                          3,709,088        3,606,597
Prepaid expenses and deposits                  109,581           78,445
Property not currently under development     3,296,122        3,038,721
Deferred income tax assets                   2,061,385        2,096,129

Property, Buildings &
  Equipment
Land                                     $     484,756     $    484,756
Buildings                                    1,294,345        1,294,345
Equipment and furnishings                      850,169          845,934


  Total Property, Buildings and
    Equipment                            $   2,629,270     $  2,625,035
  Accumulated Depreciation                    (636,486)        (581,633)

  Total Property, Buildings and
    Equipment, Net of Accumulated
    Depreciation                         $   1,992,784     $  2,043,402


      Total Assets                       $  16,843,420     $ 17,260,619

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                LIABILITIES

                                                1999            1998
Accounts payable and accrued expenses     $     195,201    $    586,672
Accrued estimated costs related to
  developed lots and townhouses sold            942,947       1,041,873
Notes payable - credit lines                                    196,000
Mortgages payable                             1,006,064         972,461
Customer deposits and advances                  290,384         106,245
General unsecured debt -
  minority investors                          9,501,710       9,501,710

    Total Liabilities                     $  11,936,306    $ 12,404,961




                          SHAREHOLDERS' EQUITY
Common stock, $1 par value,
  10,000,000 shares authorized,
  2,905,514 shares issued
  and outstanding                         $   2,905,514    $  2,905,514
Additional Paid In Capital                   46,953,580      46,953,580
Shareholders' Deficit - excess of
  non-discharged debt over assets
  on November 7, 1987 (Date of
  reorganization)                           (52,235,399)    (52,235,399)
Retained earnings, since
  November 7, 1987 (Date
  of reorganization)                          7,283,419       7,231,963
    Total Shareholders' Deficiency         $  4,907,114    $  4,855,658

      Total Liabilities and
       Shareholders' Equity                $ 16,843,420    $ 17,260,619

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                                1999            1998
Gross Revenue
Rental Income                              $     22,403    $     18,613
Fees & other operating income                    19,438          13,338
Water revenue                                    44,696          41,808
Developed lot and house sales                 2,720,886       1,584,362
Townhouse unit sales                                            167,686

                                           $  2,807,423    $  1,825,807
Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $  2,424,721    $  1,411,211

Cost of Townhouses Sold                                    $     69,329

Other Operating Expenses*                  $     96,096    $    123,649

General & Administrative Expenses*         $    237,191    $    217,223

Depreciation Expense                       $     27,319    $     34,922

     Operating Income (Loss)               $     22,096    $    (30,527)


Interest Expense*                          $      5,328    $     (9,152)
Interest Income                            $     17,766    $     20,663

Income (Loss) Before Provision
   for Income Taxes                        $     45,190    $    (19,016)

Provision for Income Taxes                 $     18,044

Net Income (Loss)                          $     27,146    $    (19,016)

Net Income (Loss) Per Share,
  Basic and Fully Diluted                       .01            (.01)

Weighted Average Number of Shares             2,905,514       2,905,682

* See details on following page.



         SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
            FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                                 1999           1998

Other Operating Expenses
Payroll, payroll taxes and benefits         $    158,528    $   161,677
Repairs & maintenance                             39,997         28,749
Utilities                                         33,662         23,449
Insurance                                         24,400         23,160
Property taxes                                     6,040          5,640
Other operating supplies & services               10,468         31,230

Total Other Operating Expenses              $    273,095    $   273,905

  Less Costs Capitalized To
    Development and House Construction          (176,999)      (150,256)

      Net Operating Expenses                $     96,096    $   123,649


General And Administrative Expenses
Payroll, payroll taxes and benefits         $    100,768    $   123,953
Professional fees                                 44,370         32,396
Other general and administrative
  expenses                                       103,831         78,031
Total General and Administrative
  Expenses                                  $    248,969    $   234,380

  Less Costs Capitalized To
    Development and Construction                 (11,778)       (17,157)

  Net General and Administrative
      Expenses                              $    237,191    $   217,223


Interest Expense
  Total Interest Expense                    $     27,242    $    34,332

  Less Interest Capitalized to
    Development and House
    Construction                                 (32,570)       (25,180)

  Net Interest Expense                      $     (5,328)   $     9,152

            SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998
                                                1999            1998
Gross Revenue
Rental Income                              $      44,805   $    146,721
Fees & other operating income                     32,388         32,619
Water revenue                                     92,445         81,427
Developed lot and house sales                  4,535,946      4,241,075
Townhouse unit sales                                          4,135,586

                                           $   4,705,584   $  8,637,428
Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $   3,918,573   $  3,733,917

Cost of Townhouses Sold                                    $  1,912,967

Other Operating Expenses*                  $     214,852   $    339,935

General & Administrative Expenses*         $     465,078   $    440,729

Depreciation Expense                       $      54,853   $    133,720

     Operating Income                      $      52,228   $  2,076,160

Interest Expense*                                          $    (40,776)
Interest Income                            $      33,972   $     31,004

Income Before
  Provision for Income Taxes               $      86,200   $  2,066,388

Provision for Income Taxes                 $      34,744   $    835,500

Net Income                                 $      51,456   $  1,230,888


Net Income Per Share,
  Basic and Fully Diluted                         .01           .35

Weighted Average Number of Shares              2,905,514      2,905,682

* See details on following page.


           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
             FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998
                                                 1999           1998
Other Operating Expenses
Payroll, payroll taxes and benefits         $    335,207    $   342,505
Repairs & maintenance                             72,645         59,988
Utilities                                         61,513         49,052
Insurance                                         48,600         53,520
Property taxes                                    12,290         63,709
Other operating supplies & services               21,940         64,429

Total Other Operating Expenses              $    552,195    $   633,203

  Less Costs Capitalized To
    Development and Construction                (337,343)      (293,268)

      Net Other Operating Expenses          $    214,852    $   339,935


General And Administrative Expenses
Payroll, payroll taxes and benefits         $    212,837    $   218,273
Professional fees                                 85,439         77,422
Other general and administrative
  expenses                                       190,358        179,348
Total General and Administrative
  Expenses                                  $    488,634    $   475,043

  Less Costs Capitalized To
    Development and Construction                 (23,556)       (34,314)

  Net General and Administrative
      Expenses                              $    465,078    $   440,729


Interest Expense
  Total Interest Expense                    $     47,033    $    93,783

  Less Interest Capitalized to
    Development and House
    Construction                                 (47,033)       (53,007)

  Net Interest Expense                      $          0    $    40,776

            SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998
                                                1999            1998
Cash Flows From Operating Activities:
Net income                                 $      51,456    $ 1,230,888
Provision for deferred income taxes               34,744        835,500
Depreciation                                      54,853        133,720
Capitalized development costs incurred          (288,512)      (362,803)
Capitalized house construction
  costs incurred                              (2,969,023)    (2,236,036)
Cost of lots & houses sold                     3,796,024      3,596,161
Changes in other assets & liabilities:
  Other assets                                    60,183        (86,858)
  Other liabilities                             (306,258)      (561,797)
Net Cash Flows Provided By
  Operating Activities                     $     433,467    $ 2,548,775

Cash Flows From Investing Activities:
Additions to property, buildings and
  equipment                                $      (4,235)   $   (77,836)
Payments on notes receivable                      38,000
Sale of property, buildings & equipment                       1,349,219
Total Cash Flows Provided By
  Investing Activities                     $      33,765    $ 1,271,383

Cash Flows From Financing Activities:
Repayment of investor debt                                  $  (396,223)
Return of capital distribution                               (1,932,282)
Net Borrowings (repayments) on
   credit lines                            $    (196,000)
Proceeds from borrowings                          87,500        280,000
Repayments of existing mortgages                 (53,897)    (1,494,990)
Total Cash Flows Used In
   Financing Activities                    $    (162,397)   $(3,543,495)

Net Increase in Cash and
  Temporary Investments                    $     304,835    $   276,663
Cash & Temporary Investments,
  Beginning of Period                      $     417,262    $   423,606
Cash & Temporary Investments,
  End of Period                            $     722,097    $   700,269

Interest Expense Included in Net Income
  From Operating Activities Above                           $    40,776
Interest Paid & Included in Capitalized
  Development Costs & Houses Under
  Construction                             $      47,033    $    53,007

    Total Interest Paid                    $      47,033    $    93,783

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                         FOR THE SIX MONTHS ENDED
                              APRIL 30, 1999
                CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Retained earnings - beginning                          $     7,231,963

Net income for the six months
  ended April 30                                                51,456

Retained earnings - ending                             $     7,283,419

                    SEVEN FIELDS DEVELOPMENT (PA), INC.
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998

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

Minority Interest Adjustment and Earnings Per Share

The balance sheets of Seven Fields Development(PA), Inc. does not reflect the minority interest of those shareholders of Seven Fields Development Corporation who did not accept the exchange offer with Seven Fields Development(PA), Inc., but instead received trust shares. Under generally accepted accounting principles, it is not appropriate to reflect a negative (i.e., a debit balance) minority interest in a balance sheet. Similarly, there is no minority interest provision reflected in the statements of operations because of such capital deficiency. Although earnings accrue to the benefit of the minority shareholders of the Trust, no such minority interest can be reflected in the statements of operations as long as the Trust continues to have a capital deficiency, and as a result a negative minority interest.

                    SEVEN FIELDS DEVELOPMENT (PA), INC.
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998


Minority Interest Adjustment and Earnings Per Share (Continued)

Earnings per share have been calculated to exclude the effect of the earnings which accrue to the benefit of the minority shareholders although under generally accepted accounting principles such minority interests may not be reflected in the balance sheets or statements of operations so long as the capital deficiency exists in the Trust.

The computation of earnings per share for the three months ended April 30, 1999 and 1998 is as follows:
[CAPTION]
                                               1999           1998
   [S]                                    [C]           [C]
   Net Income                             $   27,146    $  (19,016)
   Less Net Income (Loss) Accruing to
    Minority Interest in Trust                 4,510        (3,159)

   Net Income (Loss) Applicable to
     Seven Fields(PA), Inc. Shareholders   $   22,636    $  (15,857)

   Earnings Per Share,
     Basic and Fully Diluted                  .01           (.01)

    Weighted Average Shares Outstanding     2,905,514     2,905,682

The computation of earnings per share for the six months ended April 30, 1999 and 1998 is as follows:
[CAPTION]
                                             1999            1998
   [S]                                    [C]           [C]
   Net Income                             $   51,456    $1,230,888
   Less Net Income Accruing to
    Minority Interest in Seven
    Fields Development Company                 8,548       204,483

   Net Income Applicable to Seven Fields
    (PA), Inc. Shareholders               $   42,908    $1,026,405

   Net Income Per Share,
     Basic and Fully Diluted                  .01           .35

    Weighted Average Shares Outstanding     2,905,514     2,905,682

                    SEVEN FIELDS DEVELOPMENT (PA), INC.
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Financial Condition

The Company's financial condition improved slightly due to generation of net income of over $51,000 in the first six months of 1999. The Company purchased two additional single family lots for $110,000 in the Nevillewood sub-division of which mortgage notes of $55,000 were granted to the seller. Credit lines for units under construction were paid off in full during the quarter.

Inventory at the end of the second quarter of 1999 consists of eleven single family homes, in various stages of construction, including eight homes under agreement of sale and three homes available for sale. Also in inventory are thirty-two multi-family homes, in various stages of construction, including two model homes, sixteen homes under agreement of sale and fourteen homes available for sale.

Results of Operations for the Six Month Periods

In 1999, rental income decreased from the prior year's period by nearly $102,000 due to the sale of townhouse units in January/February, 1998. Since 71 of these townhouse units were sold in the first quarter of 1998 and the remainder of three units were sold in February 1998, gross revenue from townhouse unit sales was $4,135,586 in 1998. Developed lot and house sales increased from 1998 to 1999 by nearly $295,000 due to sales of sixteen lots, seven houses, eleven multi-family units, and one commercial parcel in 1999, compared with eleven lots, six houses, sixteen multi-family units, and two commercial parcels a year earlier. As a result of the above and other minor variations, total gross revenue in the period decreased by over $3.9 million from the prior year's period.

Cost of developed lots and houses sold increased by almost $185,000 from 1998 to 1999 and cost of townhouses sold was over $1.9 million in 1998; both such variations are due primarily to corresponding proportionate changes in sales volumes.

From 1998 to 1999, other operating expenses decreased by over $125,000 due to decreased costs related to the townhouses and greater capitalization of costs related to home construction in 1999. Depreciation expense also decreased by over $79,000 due primarily to the 1998 sale of the remainder of the townhouses.

Gross interest expense decreased from 1998 to 1999 by almost $47,000 due to payoffs of the townhouse mortgage and credit lines. All interest expense in 1999 was capitalized to development and house construction.

Due to the variations previously indicated, the Company's income before provision for income taxes decreased from 1998 to 1999 by nearly $2.0 million.

                   SEVEN FIELDS DEVELOPMENT (PA), INC.
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998


Results of Operations for Six Month Periods (Continued)

The Company recognized a provision for income tax in 1999 of $34,744 and in 1998, $835,500; such amount serves to reduce deferred income tax assets and it is anticipated that no income tax will be paid this year. Upon adopting Financial Accounting Standard #109 ("FAS 109") in 1994 the Company recognized a $4 million dollar deferred tax asset, and, annually, values the realizability of such asset based on the Company's ability to generate sufficient revenue in future years. Based on the assets the Company currently owns and its development plans, it is estimated that the deferred tax assets will be utilized upon development and sale of the Company's remaining property, and the Company has begun, effective November 1, 1996, recognizing tax expense at a combined federal and state rate of 40%.

                   SEVEN FIELDS DEVELOPMENT (PA), INC.
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998


Part II - Item 1     Legal Proceedings

None.




Part II - OTHER INFORMATION

Item 6.       Exhibits and Other Reports on Form 8-K

    (a) Exhibits
              None

    (b) Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended April 30, 1999.




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          Seven Fields Development(PA), Inc.



Date:                      By:PAUL VOYTIK, PRESIDENT



Date:                      By:LYNN HOFFMAN-KYLE, CHIEF FINANCIAL OFFICER