Form 10QSB
period 1999-07-31
SEVEN FIELDS DEVELOPMENT PA INC
filed 1999-09-01
CIK 931429

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
      For the quarterly period ended July 31, 1999.

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

  Yes  XX            No ____


                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
           As of July 31, 1999 there were 2,905,514 shares of the
              issuer's $1.00 par value common stock outstanding.


Transitional Small Business Disclosure Format
  Yes ____           No  XX

             SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES


                                Form 10-QSB

             FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998


                     PART I  -  Financial Information



The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item 1  -  Financial Statements

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 AS OF JULY 31, 1999 AND OCTOBER 31, 1998
                                 ASSETS


                                                1999            1998
Cash                                      $    725,957     $    109,159
Temporary investments                        1,741,907          308,103
  Total Cash & Temporary Investments      $  2,467,864     $    417,262

Accounts and notes receivable, net of
  allowances of $57,492                        145,361          199,483
Mortgage notes receivable                      422,418          497,918
Capitalized development costs                3,699,445        5,282,662
Capitalized house construction costs,
  net of allowances                          2,864,291        3,606,597
Prepaid expenses and deposits                   49,493           78,445
Property not currently under development     3,350,379        3,038,721
Deferred income tax assets                   1,975,535        2,096,129

Property, Buildings &
  Equipment
Land                                     $     484,756     $    484,756
Buildings                                    1,294,345        1,294,345
Equipment and furnishings                      860,693          845,934

  Total Property, Buildings and
    Equipment                            $   2,639,794     $  2,625,035
  Accumulated Depreciation                    (650,214)        (581,633)

  Total Property, Buildings and
    Equipment, Net of Accumulated
    Depreciation                         $   1,989,580     $  2,043,402


      Total Assets                       $  16,964,366     $ 17,260,619


                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                LIABILITIES

                                                1999            1998
Accounts payable and accrued expenses     $      84,621    $    586,672
Accrued estimated costs related to
  developed lots and buildings sold           1,024,152       1,041,873
Notes payable - credit lines                                    196,000
Mortgages payable                               998,142         972,461
Customer deposits and advances                  320,037         106,245
General unsecured subordinated debt -
  minority investors                          9,501,710       9,501,710


    Total Liabilities                     $  11,928,662    $ 12,404,961



                          SHAREHOLDERS' EQUITY
Common stock, $1 par value,
  10,000,000 shares authorized,
  2,905,514 shares issued
  and outstanding                         $   2,905,514    $  2,905,514
Additional Paid In Capital                   46,953,580      46,953,580
Shareholders' Deficit - excess of
  non-discharged debt over assets
  on November 7, 1987 (Date of
  reorganization)                           (52,235,399)    (52,235,399)
Retained earnings, since
  November 7, 1987 (Date
  of reorganization)                          7,412,009       7,231,963
    Total Shareholders' Equity             $  5,035,704    $  4,855,658


      Total Liabilities and
       Shareholders' Equity                $ 16,964,366    $ 17,260,619

          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JULY 31, 1999 AND 1998
                                                1999            1998
Gross Revenue
Rental income                              $     22,402    $     18,961
Fees & other operating income                     7,759          17,296
Water revenue                                    63,997          47,413
Developed lot and house sales                 4,348,493       2,430,595

                                           $  4,442,651    $  2,514,265
Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $  3,907,359    $  2,091,332

Cost of Townhouses Sold                                    $        503

Other Operating Expenses*                  $    118,899    $    127,712

General & Administrative Expenses*         $    189,812    $    153,976

Depreciation Expense                       $     27,644    $     32,262

     Operating Income                      $    198,937    $    108,480


Interest (Expense)/Credit*                 $     (7,463)   $      9,568
Interest Income                            $     22,966    $     19,375

Income Before Provision for Income Taxes   $    214,440    $    137,423

Provision for Income Taxes                 $     85,850    $     46,352

Net Income                                 $    128,590    $     91,071

Net Income Per Share,
  Basic and Fully Diluted                       .04             .03

Weighted Average Number of Shares             2,905,514       2,905,682

* See details on following page.


         SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
             FOR THE THREE MONTHS ENDED JULY 31, 1999 AND 1998
                                                 1999           1998
Other Operating Expenses
Payroll, payroll taxes and benefits         $    174,590    $   171,965
Repairs & maintenance                             30,792         38,695
Utilities                                         42,842         28,682
Insurance                                         22,800         23,460
Property taxes                                     6,263          6,745
Other operating supplies & services               13,792         27,910

Total Other Operating Expenses              $    291,079    $   297,457

  Less Costs Capitalized To
    Development and House Construction          (172,180)      (169,745)

      Net Operating Expenses                $    118,899    $   127,712


General And Administrative Expenses
Payroll, payroll taxes and benefits         $    104,299    $    93,283
Professional fees                                 13,523         15,524
Other general and administrative
  expenses                                        83,768         62,326
Total General and Administrative
  Expenses                                  $    201,590    $   171,133

  Less Costs Capitalized To
    Development and Construction                 (11,778)       (17,157)

  Net General and Administrative
      Expenses                              $    189,812    $   153,976


Interest Expense
  Total Interest Expense                    $     18,754    $    30,079

  Less Interest Capitalized to
    Development and House
    Construction                                 (11,291)       (39,647)

  Net Interest Expense/(Credit)             $      7,463    $    (9,568)

            SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998
                                                1999            1998
Gross Revenue
Rental income                              $      67,207   $    165,682
Fees & other operating income                     40,147         49,915
Water revenue                                    156,442        128,840
Developed lot and house sales                  8,884,439      6,671,670
Townhouse unit sales                                          4,135,586

                                           $   9,148,235   $ 11,151,693
Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $   7,825,932   $  5,825,249

Cost of Townhouses Sold                                    $  1,913,470

Other Operating Expenses*                  $     333,751   $    467,647

General & Administrative Expenses*         $     654,890   $    594,705

Depreciation Expense                       $      82,497   $    165,982

     Operating Income                      $     251,165   $  2,184,640

Interest Expense*                          $      (7,463)  $    (31,208)
Interest Income                            $      56,938   $     50,379

Income Before
  Provision for Income Taxes               $     300,640   $  2,203,811

Provision for Income Taxes                 $     120,594   $    881,852

Net Income                                 $     180,046   $  1,321,959


Net Income Per Share,
  Basic and Fully Diluted                         .05           .38

Weighted Average Number of Shares              2,905,514      2,905,682

* See details on following page.

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
             FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998
                                                 1999           1998
Other Operating Expenses
Payroll, payroll taxes and benefits         $    509,797    $   514,470
Repairs & maintenance                            103,437         98,683
Utilities                                        104,355         77,734
Insurance                                         71,400         76,980
Property taxes                                    18,553         70,454
Other operating supplies & services               35,732         92,339

Total Other Operating Expenses              $    843,274    $   930,660

  Less Costs Capitalized To
    Development and Construction                (509,523)      (463,013)

      Net Other Operating Expenses          $    333,751    $   467,647


General And Administrative Expenses
Payroll, payroll taxes and benefits         $    317,136    $   311,556
Professional fees                                 98,962         92,946
Other general and administrative
  expenses                                       274,126        241,674
Total General and Administrative
  Expenses                                  $    690,224    $   646,176

  Less Costs Capitalized To
    Development and Construction                 (35,334)       (51,471)

  Net General and Administrative
      Expenses                              $    654,890    $   594,705


Interest Expense
  Total Interest Expense                    $     65,787    $   123,862

  Less Interest Capitalized to
    Development and House
    Construction                                 (58,324)       (92,654)

  Net Interest Expense                      $      7,463    $    31,208


           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998
                                                1999              1998
Cash Flows From Operating Activities:
Net income                                 $     180,046    $   1,321,959
Provision for deferred income taxes              120,594          881,852
Depreciation                                      82,497          165,982
Capitalized development costs incurred          (399,903)        (939,999)
Capitalized house construction
  costs incurred                              (5,170,681)      (3,625,738)
Cost of lots & houses sold                     7,584,449        5,580,360
Changes in other assets & liabilities:
  Other assets                                    83,074          (95,481)
  Other liabilities                             (305,980)        (498,676)
Net Cash Flows Provided By
  Operating Activities                     $   2,174,096    $   2,790,259

Cash Flows From Investing Activities:
Additions to property, buildings and
  equipment                                $     (28,675)   $     (80,666)
Payments on notes receivable                      75,500
Sale of property, buildings & equipment                         1,349,219
Total Cash Flows Provided By
  Investing Activities                     $      46,825    $   1,268,553

Cash Flows From Financing Activities:
Repayment of investor debt                                       (396,223)
Return of capital distribution                                 (1,932,282)
Proceeds from borrowings                          87,500          310,000
Net repayments on credit lines                  (196,000)
Repayments of existing mortgages                 (61,819)      (1,711,286)
Total Cash Flows Used In
   Financing Activities                    $    (170,319)   $  (3,729,791)

Net Increase in Cash and
  Temporary Investments                    $   2,050,602    $     329,021
Cash & Temporary Investments,
  Beginning of Period                      $     417,262    $     423,606
Cash & Temporary Investments,
  End of Period                            $   2,467,864    $     752,627

Interest Expense Included in Net
  Income Above                             $       7,463    $      31,208
Interest Paid & Included in Capitalized
  Development & House Construction Costs   $      58,324    $      92,654

    Total Interest Paid                    $      65,787    $     123,862


           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                  FOR THE NINE MONTHS ENDED JULY 31, 1999

                CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Retained earnings - beginning                          $     7,231,963

Net income for the nine month period                           180,046

Retained earnings - ending                             $     7,412,009


                    SEVEN FIELDS DEVELOPMENT (PA), INC.
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998

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

Minority Interest Adjustment and Earnings Per Share

The balance sheets of Seven Fields Development(PA), Inc. do not reflect the minority interest of those shareholders of Seven Fields Development Corporation who did not accept the exchange offer with Seven Fields Development(PA), Inc., but instead received trust shares. Under generally accepted accounting principles, it is not appropriate to reflect a negative (i.e., a debit balance) minority interest in a balance sheet. Similarly, there is no minority interest provision reflected in the statement of operations because of such capital deficiency. Although earnings accrue to the benefit of the minority shareholders of the Trust, no such minority interest can be reflected in the statement of operations as long as the Trust continues to have a capital deficiency, and as a result a negative minority interest.

                   SEVEN FIELDS DEVELOPMENT (PA), INC.
                      NOTES TO FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998

                                 Notes to Financial Statements for
                                 the Nine Months Ended July 31,
                                 1999 and 1998 (Cont.)

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

The computation of earnings per share for the three months ended
July 31, 1999 and 1998 is as follows:
[CAPTION]
                                               1999           1998
   [S]                                    [C]            [C]
   Consolidated Net income                $ 128,590      $   91,071

   Less Net Income Accruing to
    Minority Interest in Trust (17%)         21,363          15,129

   Net Income Applicable to Seven Fields
    (PA), Inc. Shareholders               $ 107,227      $   75,942

   Net Income Per Share,
     Basic and Fully Diluted                  .04            .03

    Weighted Average Shares Outstanding    2,905,514       2,905,682


The computation of earnings per share for the nine months ended July 31, 1999 and 1998 is a follows:
[CAPTION]
                                               1999           1998
   [S]                                    [C]           [C]
   Consolidated Net income                $ 180,046     $ 1,321,959

   Less Net Income Accruing to
    Minority Interest in Trust (17%)         29,912         219,613

   Net Income Applicable to Seven Fields
    (PA), Inc. Shareholders               $ 150,134     $ 1,102,346

   Net Income Per Share,
     Basic and Fully Diluted                  .05            .38

    Weighted Average Shares Outstanding    2,905,514       2,905,682

                   SEVEN FIELDS DEVELOPMENT (PA), INC.
                      NOTES TO FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Financial Condition

The Company's financial condition improved slightly due to generation of net profit of $180,046 in the first nine months of 1999. Inventory at the end of the third quarter of 1999 consists of eight single family homes, in various stages of construction, including six homes under agreement of sale and two homes available for sale. Also in inventory are forty-two multi-family homes, in various stages of construction, including two model homes, twenty-four homes under agreement of sale and sixteen homes available for sale.

Results of Operations for the Nine Month Periods

In 1999, rental income decreased from the prior year's period by nearly $100,000 due to the sale of townhouse units in January/February, 1998. Since 71 of these townhouse units were sold in the first quarter of 1998 and the remainder of three units were sold in February 1998, gross revenue from townhouse unit sales was $4,135,586 in 1998. Developed lot and house sales increased from 1998 to 1999 by over $2.2 million due to sales of twenty-seven lots, thirteen houses, twenty-five multi-family units, and one commercial parcel in 1999, compared with fourteen lots, ten houses, twenty-two multi-family units, and two commercial parcels a year earlier. As a result of the above and other minor variations, total gross revenue in the period decreased by over $2.0 million from the prior year's period.

Cost of developed lots and houses sold increased by over $2.0 million from 1998 to 1999 and cost of townhouses sold was over $1.9 million in 1998; both such variations are due primarily to corresponding proportionate changes in sales volumes.

From 1998 to 1999, other operating expenses decreased by almost $134,000 due to decreased costs related to the townhouses and greater capitalization of costs related to home construction in 1999. Depreciation expense also decreased by over $83,000 due primarily to the 1998 sale of the remainder of the townhouses.

Gross interest expense decreased from 1998 to 1999 by over $58,000 due to payoffs of the townhouse mortgage and credit lines.

Due to the variations previously indicated, the Company's income before provision for income taxes decreased from 1998 to 1999 by over $1.9 million.

The Company recognized a provision for income tax in 1999 of $120,594 and in 1998, $881,852; such amount serves to reduce deferred income tax assets and it is anticipated that no income tax will be paid this year. Upon adopting Financial Accounting Standard #109 ("FAS 109") in 1994 the Company recognized a $4 million dollar deferred tax asset, and, annually, values the realizability of such asset based on the Company's ability to generate sufficient revenue in future years. Based on the assets the Company currently owns and its development plans, it is estimated that the deferred tax assets will be utilized upon development and sale of the Company's remaining property, and the Company has begun, effective November 1, 1996, recognizing tax expense at a combined federal and state rate of 40%.

Part II - Item 1     Legal Proceedings

None.

Part II - OTHER INFORMATION

Item 6.       Exhibits and Other Reports on Form 8-K

    (a) Exhibits
              None

    (b) Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended July 31, 1999.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          Seven Fields Development(PA), Inc.



Date:  8/31/99                By: PAUL VOYTIK, PRESIDENT



Date:  8/31/99                By:LYNN HOFFMAN-KYLE, CHIEF FINANCIAL OFFICER