Form 10QSB
period 2000-07-31
SEVEN FIELDS DEVELOPMENT PA INC
filed 2000-09-29
CIK 931429

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
      For the quarterly period ended July 31, 2000.

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

  Yes  XX            No ____


                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
           As of July 31, 2000 there were 2,905,514 shares of the
              issuer's $1.00 par value common stock outstanding.


Transitional Small Business Disclosure Format
  Yes ____           No  XX

             SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES


                                Form 10-QSB

             FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999


                     PART I  -  Financial Information



The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item 1  -  Financial Statements

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 AS OF JULY 31, 2000 AND OCTOBER 31, 1999
                                 ASSETS


                                                2000            1999
Cash                                      $    558,187     $     26,076
Temporary investments                        1,052,064        1,226,229
  Total Cash & Temporary Investments      $  1,610,251     $  1,252,305

Accounts and notes receivable, net of
  allowances of $4,175                         164,297          149,204
Mortgage notes receivable                      262,500          391,348
Capitalized development costs                3,977,466        3,830,559
Capitalized house construction costs,
  net of allowances                          4,088,054        3,583,992
Prepaid expenses and deposits                  261,824          114,468
Property not currently under development     2,453,930        2,394,290
Deferred income tax assets                     724,359        1,284,232

Property, Buildings &
  Equipment
Land                                                       $    484,756
Buildings                                                     1,294,345
Equipment and furnishings                $     476,167          861,656

  Total Property, Buildings and
    Equipment                            $     476,167     $  2,640,757
  Accumulated Depreciation                    (314,271)        (664,609)

  Total Property, Buildings and
    Equipment, Net of Accumulated
    Depreciation                         $     161,896     $  1,976,148


      Total Assets                       $  13,704,577     $ 14,976,546




                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                LIABILITIES

                                                2000            1999

Accounts payable and accrued expenses     $      69,560    $    528,250
Accrued estimated costs related to
  developed lots and buildings sold           1,599,631       1,411,228
Mortgages payable                                87,500         954,470
Customer deposits and advances                  300,585         276,395
General unsecured subordinated debt -
  minority investors                          8,935,674       9,105,485


    Total Liabilities                     $  10,992,950    $ 12,275,828




                          SHAREHOLDERS' EQUITY
Common stock, $1 par value,
  10,000,000 shares authorized,
  2,905,514 shares issued
  and outstanding                         $   2,905,514    $  2,905,514
Additional Paid In Capital                   44,193,337      45,021,411
Shareholders' Deficit - excess of
  non-discharged debt over assets
  on November 7, 1987 (Date of
  reorganization)                           (52,235,399)    (52,235,399)
Retained earnings, since
  November 7, 1987 (Date
  of reorganization)                          7,848,175       7,009,192
    Total Shareholders' Equity             $  2,711,627    $  2,700,718




      Total Liabilities and
       Shareholders' Equity                $ 13,704,577    $ 14,976,546



          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JULY 31, 2000 AND 1999
                                                2000            1999
Gross Revenue
Rental income                              $      8,733    $     22,402
Fees & other operating income                    57,857           7,759
Water revenue                                     2,891          63,997
Developed lot and house sales                 3,917,539       4,348,493
Sale of office building                         425,000

                                           $  4,412,020    $  4,442,651
Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $  3,526,372    $  3,907,359

Cost of Office Building Sold              $    503,270

Other Operating Expenses*                  $     61,321    $    118,899

General & Administrative Expenses*         $    189,981    $    189,812

Depreciation Expense                       $     14,085    $     27,644

     Operating Income                      $    116,991    $    198,937


Interest Expense*                                          $     (7,463)
Interest Income                            $     19,289    $     22,966

Income Before Provision for Income Taxes   $    136,280    $    214,440

Provision for Income Taxes                 $     54,585    $     85,850

Net Income                                 $     81,695    $    128,590

Net Income Per Share,
  Basic and Fully Diluted                       .02             .04

Weighted Average Number of Shares             2,905,514       2,905,514

* See details on following page.


         SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
             FOR THE THREE MONTHS ENDED JULY 31, 2000 AND 1999
                                                 2000           1999

Other Operating Expenses
Payroll, payroll taxes and benefits         $    174,844    $   174,590
Repairs & maintenance                             29,874         30,792
Utilities                                          2,691         42,842
Insurance                                         24,850         22,800
Property taxes                                     1,594          6,263
Other operating supplies & services                8,960         13,792

Total Other Operating Expenses              $    242,813    $   291,079

  Less Costs Capitalized To
    Development and House Construction          (181,492)      (172,180)

      Net Operating Expenses                $     61,321    $   118,899


General And Administrative Expenses
Payroll, payroll taxes and benefits         $     90,636    $   104,299
Professional fees                                 14,715         13,523
Other general and administrative
  expenses                                        96,630         83,768
Total General and Administrative
  Expenses                                  $    201,981    $   201,590

  Less Costs Capitalized To
    Development and Construction                 (12,000)       (11,778)

  Net General and Administrative
      Expenses                              $    189,981    $   189,812


Interest Expense
  Total Interest Expense                                    $    18,754

  Less Interest Capitalized to
    Development and House
    Construction                                                (11,291)

  Net Interest Expense                                      $     7,463


            SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999
                                                2000            1999
Gross Revenue
Rental income                              $      39,531   $     67,207
Fees & other operating income                     65,837         40,147
Water revenue                                      9,150        156,442
Developed lot and house sales                  9,018,569      8,884,439
Sale of water assets & office buildings        3,125,000

                                           $  12,258,087   $  9,148,235
Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $   8,060,862   $  7,825,932

Cost of Water Assets and Office
 Buildings Sold                            $   1,826,639

Other Operating Expenses*                  $     269,347   $    333,751

General & Administrative Expenses*         $     709,555   $    654,890

Depreciation Expense                       $      59,332   $     82,497

     Operating Income                      $   1,332,352   $    251,165

Interest Expense*                          $         (16)  $     (7,463)
Interest Income                            $      66,520   $     56,938

Income Before
  Provision for Income Taxes               $   1,398,856   $    300,640

Provision for Income Taxes                 $     559,873   $    120,594

Net Income                                 $     838,983   $    180,046


Net Income Per Share,
  Basic and Fully Diluted                         .24           .05

Weighted Average Number of Shares              2,905,514      2,905,514

* See details on following page.





           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
             FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999

                                                 2000           1999

Other Operating Expenses
Payroll, payroll taxes and benefits         $    499,573    $   509,797
Repairs & maintenance                            122,048        103,437
Utilities                                         17,153        104,355
Insurance                                         74,950         71,400
Property taxes                                     7,809         18,553
Other operating supplies & services               37,591         35,732

Total Other Operating Expenses              $    759,124    $   843,274

  Less Costs Capitalized To
    Development and Construction                (489,777)      (509,523)

      Net Other Operating Expenses          $    269,347    $   333,751


General And Administrative Expenses
Payroll, payroll taxes and benefits         $    328,780    $   317,136
Professional fees                                108,350         98,962
Other general and administrative
  expenses                                       308,425        274,126
Total General and Administrative
  Expenses                                  $    745,555    $   690,224

  Less Costs Capitalized To
    Development and Construction                 (36,000)       (35,334)

  Net General and Administrative
      Expenses                              $    709,555    $   654,890


Interest Expense
  Total Interest Expense                    $      7,808    $    65,787

  Less Interest Capitalized to
    Development and House
    Construction                                  (7,792)       (58,324)

  Net Interest Expense                      $         16    $     7,463



           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999

                                                2000              1999
Cash Flows From Operating Activities:
Net income                                 $     838,983    $     180,046
Provision for deferred income taxes              559,873          120,594
Depreciation                                      59,332           82,497
Capitalized development costs incurred        (1,681,626)        (399,903)
Capitalized house construction
  costs incurred                              (6,922,106)      (5,170,681)
Cost of lots & houses sold                     7,893,123        7,584,449
Changes in other assets & liabilities:
  Other assets                                  (162,449)          83,074
  Other liabilities                             (246,097)        (305,980)
Net Cash Flows Provided By
  Operating Activities                     $     339,033    $   2,174,096

Cash Flows From Investing Activities:
Additions to property, buildings and
  equipment                                $     (50,207)   $     (28,675)
Payments on notes receivable                     128,848           75,500
Sale of property, buildings & equipment        1,805,127
Total Cash Flows Provided By
  Investing Activities                     $   1,883,768    $      46,825

Cash Flows From Financing Activities:
Repayment of investor debt                 $    (169,811)
Return of capital distribution                  (828,074)
Proceeds from borrowings                                    $      87,500
Net repayments on credit lines                                   (196,000)
Repayments of existing mortgages                (866,970)         (61,819)
Total Cash Flows Used In
   Financing Activities                    $  (1,864,855)   $    (170,319)

Net Increase in Cash and
  Temporary Investments                    $     357,946    $   2,050,602
Cash & Temporary Investments,
  Beginning of Period                      $   1,252,305    $     417,262
Cash & Temporary Investments,
  End of Period                            $   1,610,251    $   2,467,864

Interest Expense Included in Net
  Income Above                             $          16    $       7,463
Interest Paid & Included in Capitalized
  Development & House Construction Costs   $       7,792    $      58,324

    Total Interest Paid                    $       7,808    $      65,787




           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                  FOR THE NINE MONTHS ENDED JULY 31, 2000

                CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Retained earnings - beginning                          $     7,009,192

Net income for the nine month period                           838,983

Retained earnings - ending                             $     7,848,175


                    SEVEN FIELDS DEVELOPMENT (PA), INC.
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999

Basis of Presentation

The financial statements included herein have been prepared by the Registrant, without audit, for filing with the Securities and Exchange Commission pursuant to the rules and regulations of said commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects adjustments comprising normal recurring accruals which in the opinion of the Registrant are necessary for the fair statement of the results for the periods indicated. This financial information should be read in conjunction with financial statements and notes thereto included in the Registrant's Annual Report for the two years in the period ended October 31, 1999.

For comparative purposes certain 1999 amounts have been reclassified to conform to the presentation adopted in 2000.

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

                    SEVEN FIELDS DEVELOPMENT (PA), INC.
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999





Minority Interest Adjustment and Earnings Per Share

Earnings per share have been calculated to exclude the effect of the earnings which accrue to the benefit of the minority shareholders although under generally accepted accounting principles such minority interests may not be reflected in the balance sheets or statements of operations so long as the capital deficiency exists in the Trust.

The computation of earnings per share for the three months ended
July 31, 2000 and 1999 is as follows:
[CAPTION]
                                   2000             1999
[S]                             [C]              [C]
Net Income                      $   81,695       $ 128,590

Less Net Income (Loss)
  Accruing to Minority Interest
    in Trust                        13,572          21,363

Net Income (Loss) Applicable to
  Seven Fields(PA), Inc.
    Shareholders                $   68,123       $ 107,227

Earnings Per Share,
  Basic and Diluted                    .02             .04

Weighted Average Shares
  Outstanding                    2,905,514       2,905,514

The computation of earnings per share for the nine months ended July 31, 2000 and 1999 is as follows:
[CAPTION]
                                   2000             1999
[S]                              [C]              [C]
Net Income                       $ 838,983        $ 180,046

Less Net Income Accruing to
  Minority Interest in Seven
    Fields Development Company     139,384           29,912

Net Income Applicable to Seven
  Fields(PA), Inc. Shareholders  $ 699,599        $ 150,134

Net Income Per Share,
  Basic and Diluted                    .24              .05

Weighted Average Shares
  Outstanding                    2,905,514        2,905,514

                    SEVEN FIELDS DEVELOPMENT (PA), INC.
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations


Financial Condition

The Company's financial condition improved due to generation of net income of $838,983 in the first nine months of 2000. Inventory at the end of the quarter consists of ten single family homes, in various stages of construction, including six homes under agreement of sale and four homes available for sale. Also in inventory are thirty-four multi-family homes, in various stages of construction, including sixteen homes under agreement of sale and eighteen homes available for sale.

In November, 1999, the water service assets and the office building were sold for $2.7 million to the Borough of Seven Fields and the mortgage of $632,000 associated with the office building was paid off. Pursuant to the terms of the sale the company will maintain its offices in the building and $214,000 in prepayment of rent was forwarded to the Borough of Seven Fields. The net proceeds from such sales were used to provide repayment of general unsecured debt and return of capital of nearly $1.0 million. Additionally, in the second quarter of 2000 the mortgage of nearly $235,000 on the real estate office building was paid off. Also in the second quarter, the last townhouse mortgage was sold. In the third quarter, the real estate office building was sold for $425,000 to Hanna Holdings, Inc. pursuant to an agreement signed on December 27, 1999.

Results of Operations for the Nine Month Period

Developed lot and house sales increased from 1999 to 2000 by over $134,000 due to sales of twenty-three lots, nine houses and thirty-four multi-family units, and recognition of the remainder of revenue associated with the sale of commercial land to UPMC, compared with twenty-seven lots, thirteen houses, twenty-five multi-family units, and one commercial parcel a year earlier. Because of the sale of water assets, related revenue decreased by over $147,000 from 1999 to 2000. Additionally, rental income decreased because of the sale of the office buildings. Lastly, revenue was increased in 2000 due to the sales of the water assets and the two office buildings. As a result of the above variations, total gross revenue in the period increased by over $3.1 million from the prior year's period.

Cost of developed lots and houses sold increased by over $230,000 from 1999 to 2000 and cost of the water assets and office buildings sold was over $1.8 million in 2000. The cost increase in cost of lots and houses sold is due primarily to corresponding proportionate changes in sales volumes.

Other operating expenses decreased from 1999 to 2000 by over $64,000 due primarily to lower utilities as a result of the sales of the water assets and the two buildings.

Net general and administrative expense increased from 1999 to 2000 by nearly $55,000 due primarily to rent expense incurred subsequent to the sale of the office buildings.

Gross interest expense decreased from 1999 to 2000 by nearly $58,000 due to pay off of the office building and real estate building mortgages.

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations


Results of Operations for the Nine Month Period (Con't)

Due to the variations previously indicated, the Company's income for the nine month period, before provision for income taxes, increased from 1999 to 2000 by nearly $1.1 million.

The Company recognized a provision for income tax in 2000 of $559,873 and in 1999, $120,594; such amounts serve to reduce deferred income tax assets and it is anticipated that no income tax will be paid this year. Upon adopting Financial Accounting Standard #109 ("FAS 109")in 1994 the Company recognized a $4 million dollar deferred tax asset, and, annually, values the realizability of such asset based on the Company's ability to generate sufficient revenue in future years. Based on the assets the Company currently owns and its development plans, it is estimated that the deferred tax assets will be utilized upon development and sale of the Company's remaining property, and the Company has begun, effective November 1, 1996, recognizing tax expense at a combined federal and state rate of 40%.

The Company entered into an agreement with Hanna Holdings, Inc. to sell its remaining residential lots, houses, certain undeveloped property and an office building on or before December 31, 2000. Until this sale is consummated, the Company will continue to develop its undeveloped property, build additional houses, and sell its lots, houses and commercial property. The properties will be sold at primarily book value except for the developed lots, which will be sold on the basis of established selling prices subject to a discount ranging between 32% and 50% based on the absorption rates for the lots. The purchase price anticipated is estimated to be in the range of $6.0 to $7.0 million.

                   SEVEN FIELDS DEVELOPMENT (PA), INC.
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999


Part II - Item 1     Legal Proceedings

None.




Part II - OTHER INFORMATION

Item 6.       Exhibits and Other Reports on Form 8-K

    (a) Exhibits
              None

    (b) Reports on Form 8-K
              None




                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          Seven Fields Development(PA), Inc.



Date: September 8, 2000    By:PAUL VOYTIK, PRESIDENT
                              Paul Voytik, President



Date: September 8, 2000    By:LYNN HOFFMAN-KYLE, CHIEF FINANCIAL OFFICER
                              Lynn Hoffman-Kyle, Chief Financial Officer