Form 10KSB
period 2000-10-31
SEVEN FIELDS DEVELOPMENT PA INC
filed 2001-01-29
CIK 931429

US Securities and Exchange Commission
                      Washington, DC  20549
                          Form 10-KSB
(Mark One)
 [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934
           For the fiscal year ended October 31, 2000

   [    ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from
            ..................................... to
             .....................................
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

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   Issuer's revenues for its most recent fiscal year:  $18,794,885.

      The aggregate market value of the issuer's voting stock held by non-affiliates as of January 28, 2001 is indeterminable. There is no known market for the issuer's common stock, and the terms of any private sales of such common stock that did occur are not known to the issuer.

   As of January 28, 2001 there were 2,905,514 shares of the issuer's common stock outstanding.

   Transitional Small Business Disclosure Format (check one):
   Yes            ;  No     X


              DOCUMENTS INCORPORATED BY REFERENCE

                              NONE

                             PART I

Item 1.  Description of Business

Background and Reorganization
Seven Fields Development (PA), Inc. (the "Company" or "Seven Fields PA") is a Pennsylvania corporation which, through its indirect, majority-owned subsidiary, Seven Fields Development Company, a Pennsylvania business trust (the
"Trust"), engages in the business of managing multi-family residential rental units and developing and selling real estate in the western Pennsylvania area. As described below under "Planned Liquidation and Dissolution," the Company sold on January 2, 2001 the Company's remaining residential units, undeveloped residential properties at Seven Fields and Nevillewood and its home construction division to Hanna Holdings, Inc. ("HANNA").

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

(3) The Corporation formed Seven Fields Management, Inc. as a wholly owned subsidiary of the Company to be the sole trustee of the Trust.

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

(5) Each of the Company, the Trust, Seven Fields DEL and Seven Fields Management adopted plans of liquidation.

      In accordance with the Reorganization Plan, shareholders of the Corporation were asked to approve the proposed Merger and to accept the Exchange Offer. Holders of approximately 83% of the outstanding Corporation Stock and Corporation Debt accepted the Exchange Offer and received shares of Company Stock in exchange thereof. The Merger was approved by the shareholders of the Corporation at the Corporation's annual meeting held on March 31, 1995.
In the Merger, those holders of Corporation Stock and Corporation Debt who did not accept the Exchange Offer, together with the Company as the holder of all Corporation Stock tendered in the Exchange Offer, received Trust
Shares in exchange for their Corporation Stock. Such persons also continue to hold their Corporation Debt that became an obligation of the Trust as a result of the Merger (hereinafter referred to as "Trust Debt" or "Investor Debt").

   The purpose of the 1995 Reorganization was to consolidate the economic and voting interests of those Corporation shareholders who accepted the Exchange Offer into a single equity security, and to eliminate, on a consolidated entity basis, the large shareholders' deficit which was created as a result of the Corporation's reorganization under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code") on November 7, 1987.

   The Company acts strictly as a holding company and is the sole shareholder of Seven Fields

Management, which is the sole trustee of the Trust, and Seven Fields DEL, which owns approximately 83% of the outstanding Trust Shares and Trust Debt.

Seven Fields Development Corporation (November 7 1987 through April 30, 1995) The Corporation was the surviving corporation in the merger of four predecessor corporations (the "Predecessors"), pursuant to an Amended Plan of Reorganization effective November 7, 1987, (the "Bankruptcy Plan").

   The Predecessors had marketed and sold investments in multi-family residential housing developments in Western Pennsylvania. From 1976 to 1986, the Predecessors received approximately $57,000,000 of investment funds from over 2,600 investors (the "Investors"). Investors' investment balances, including reinvestment of returns, exceeded $69,000,000 when the Predecessors filed petitions for reorganization under Chapter 11 of the Bankruptcy Code in 1986.

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

Operating Activities (November 7, 1987 through October 31, 2000)

   Since it commenced business on November 7, 1987, the Company ("Company", as used hereinafter, refers to the entity existing since November 7, 1987), has focused its attention primarily on managing and selling its rental properties; developing and selling its undeveloped property as individual residential and commercial lots; and constructing and selling homes.

   The ultimate goal of the Company has been to enhance the liquidation value of its assets so as to return to the holders of Company Stock and Company Debt the maximum amount at the earliest possible time. Total repayment of the Company Debt and Common Stock will not be possible, because of the inadequacy of net assets. For this reason, in the 1995 Reorganization the Company retained the Corporation's prior debt/equity structure so as to maintain proportionality of all future distributions. See Item 6, "Management's Discussion and Analysis or Plan of Operations Business Plan and Objectives."

   In furtherance of its plan to liquidate, the Company has substantially developed the unimproved land at Seven Fields for the purpose of building and selling residential and commercial units. In 1991, the Company completed a Master Plan for development of Seven Fields. Seven Fields Borough agreed in concept with the Master Plan and adopted a zoning ordinance. The Master
Plan consists of 18 separately identifiable parcels of which seven are designated single family containing 260 acres, five are designated multifamily containing 59 acres, five are designated commercial containing 86 acres, and two are designated high density containing fifteen acres. In 1992, the Company acquired forty adjacent acres located in Cranberry Township that are designated for single family use.

In August 1990, the Company began construction of single family homes at Seven Fields under the trade name "Hawthorne Construction Company". During 1998, the Company committed to purchase 3 single family and 8 townhouse lots in the Nevillewood Development in the Pittsburgh south hills area. As of October 31, 2000, the Company had closed on four of the single family and eight townhouse lots in Nevillewood. This activity in Nevillewood marked the only time that the Company has expanded its construction activities beyond the Seven Fields vicinity since its 1987 reorganization. During fiscal 1999, the Company began construction including its activities in Nevillewood of 16 homes and 41 multi-family units, sold 16 homes and 33 multi-family units and at October 31, 1999 had an inventory of 9 homes and 47 multi-family units. In fiscal 2000, the Company began construction, including its activities in Nevillewood, of 17 homes and 46 multi-family units, sold 14 homes and 40 multi-family units and at October 31, 2000, had an inventory of 8 houses and 56 multi-family units either completed or under construction.

   The Company's home construction activities have proceeded by subdivisions and phases. In the Brandywine Woods Subdivision, the Company built single family homes having sales prices between $150,000 and $180,000. The
Colonial Heights Subdivision is divided into three phases with single family homes ranging in price from $170,000 to $250,000. In the Company's
Brandywine Commons Subdivision, the Company built fourplex units that were sold at prices ranging between $115,000 and $175,000. During 1995, the Company commenced development of the Northridge Manor Subdivision, a 45 lot single family home subdivision located on 17 acres north of Rt. 228, and the Georgetowne Manor Subdivision, a 77 unit townhouse subdivision located on 10 acres near the Company's existing townhouses. In 1996 development commenced in the Hawthorne Commons Subdivision of 96 fourplex units and Phase I of the Northridge Estates Subdivision of 56 single-family lots. Homes in the Northridge Manor Subdivision are being sold for prices ranging from $175,000 to $210,000 and townhouse units in the Georgetowne Manor Subdivision are being sold for $100,000 to $125,000. Homes in Hawthorne Commons and Northridge Estates range in price between $140,000 and $220,000 and between $200,000 and $250,000 respectively. During 1998, the Company completed development of Phase II, Northridge Estates consisting of 43 single-family lots that are being sold for approximately $45,000 each. Also during 1998, the Company sold all of its remaining original townhouses. In 1999 and 2000 the Company is doing all of the construction of the fourplexes and townhouses, most of the construction in its Northridge Manor Subdivision, and 10% of the construction in Northridge Estates. Approximately eight other builders are currently constructing homes at Seven Fields.

   In fiscal 1995, the Company completed construction of a two-story 9434 square foot plus a garage office building at Seven Fields (the "Office Building"), began development of areas north of Rt. 228, and developed and sold its first commercial lot. The Office Building is used as the Company's offices and maintenance facility. The Company sold this office building to the Borough for $1,200,000 in November 1999. As a part of this sale the Company has leased back 4,717 sq. ft. and one half of the garage for its operations.
The Company, so as to facilitate its plans to develop its property north of Rt. 228, has spent significant amounts to extend utility service to this area. This cost was allocated to the subdivisions north of Rt. 228.

   During fiscal 1997 and 1998, the Company made significant improvements to Route 228 that divides the Company's property. These improvements, which cost nearly $2.0 million, have facilitated the development of the Company's property located north of Route 228 by the Company, or other developers who have purchased property from the Company.

   During 1998, the Company also completed a new sales center, sold several additional commercial parcels of property, and sold its Moon Township property. In 1999, the Company sold three additional commercial parcels, and in 2000, in addition to selling the water company and office building to Seven Fields Borough, sold its real estate office as part of the HANNA transaction and sold four more of its commercial parcels. At October 31, 2000, the Company has two commercial parcels remaining that it intends to sell in 2001.

   The Company, under the name "Castle Creek Water Company", provided and charged the residents of Seven Fields Borough and parts of Cranberry and Adams Townships for water services under authority granted it by the Pennsylvania Public Utilities Commission ("PUC") on November 29, 1991. On November 23, 1999, the Company sold Castle Creek Water Company to the Borough of Seven Fields for $1,500,000.

   The area in which Seven Fields is located has seen increasing residential and commercial development in the past few years due to its proximity to Pittsburgh, which is enhanced by Interstate 279, a direct connection to the downtown Pittsburgh area.

   Demand for the Company's single-family homes improved from 1999 to 2000 and in 1999 compared to 1998.

Risks Relating to the Company's Business
The real estate development business has substantial inherent risks, any of which might have a serious effect on the Company's future development plans. Most notably, these risks include possible new governmental regulations, or revised interpretation or application of existing regulations. Changes in the economy that might tend to reduce the demand for the Company's developed lots and houses are possible. Increased competition could occur from other developers or builders. Presently there are numerous other developments that are under construction and will provide substantial competition to the Company. A substantial increase in home mortgage interest rates historically has caused an almost immediate decline in demand for new housing, which could have a dramatic negative impact on the Company's plans.

   Since the Company began selling its developed lots and houses that it constructed beginning in 1989, it has not acquired any significant additional developable property. In addition, since 1991 the Company has sold all of the 237 rental townhouse units which it had acquired in connection with the bankruptcy reorganization in 1987, has systematically developed and sold much of its commercial properties, and in November 1999 sold its water company and the office building it built in 1995.

   Because the Company's management recognized that future profitability would be severely hampered as it sold its remaining lot and residential units, it entered into an agreement of sale with Hanna Holdings, Inc. for the sale of all remaining developed and undeveloped residential property, and on January 2, 2001 finalized this sale. See "Planned Liquidation and Dissolution."

   Since signing the HANNA agreement in December 1999 it was the Company's plan to continue selling its residential lots and dwelling units until it sold most of its remaining commercial properties at which time it intended to close on the sale of its remaining residential lots and dwelling units to HANNA as described above. The Company has been successful in meeting this goal in that it has had its best sales year, and sold all but two of its commercial properties. The Company's management believes these two remaining properties can be sold without continuing any further development, construction or other operating activities, and with the consummation of the HANNA transaction can promptly begin winding up its corporate affairs before finalizing the sale of the two remaining commercial parcels.

   The Company's prime property was carved from Cranberry Township, which has continued to be one of the higher growth areas and better real estate markets in Pennsylvania. Because the location of the Company's principal properties is excellent, the Company has been successful in its development and construction activities. Since the Company's normal business operations will end with the sale of its remaining residential real estate under the HANNA agreement on January 2, 2001, the Company's risks are limited to primarily obtaining the final necessary approvals from the various governmental agencies to facilitate the Company's orderly liquidation and dissolution.

   Planned Liquidation And Dissolution

   On December 15, 1999, the Company signed an agreement with Hanna Holdings, Inc. to sell the Company's remaining residential properties consisting of developed lots, completed and under construction dwelling units, undeveloped residential properties at Seven Fields and Nevillewood, and its home construction division.

   Closing under this agreement occurred on January 2, 2001, at which time the Company ceased all significant development, and construction activities.

   The selling price of the assets covered by the HANNA agreement is the established retail price of lots discounted between 32% and 50% based on the historical absorption rates for lots for the inventory of completed lots on the closing date. Completed and uncompleted houses were sold at recorded book value, the sales center was sold in April 2000 for $425,000 and the 40 acre undeveloped parcel south of Rt. 228 was sold in December 2000 for $580,000.
The total proceeds under this agreement including the sales center and 40 acre parcel totaled $7,786,729, consisting of $7,155,701 cash and $631,028 for the assumption of liabilities.

   On November 23, 1999, the Company sold its water service assets including its rights to provide water service granted to the Company by the Pennsylvania Public Utility Commission ("PUC) in 1991 and its office building to the Borough of Seven Fields for a total of $2.7 million.

   Since its reorganization under the Federal Bankruptcy Code in 1987 it has been the Company's stated plan to sell its assets as quickly as possible and return to the investors as much of their original investment as possible.

   The 1995 restructuring also included the adoption of a plan of liquidation that was approved by the directors of Seven Fields PA and by the trustees and/or directors of each affiliated entity.

   Since the HANNA agreement was signed in December 1999, the Company has been successful in dividing and selling most of its remaining commercial parcels. During the fiscal year ended October 31, 2000, the Company sold four individual commercial parcels for a total gross sales price of $3,127,000 and estimates that its two remaining commercial parcel will generate an additional $1,925,000 of gross sales proceeds.

   Because liquidation was imminent, remaining operating activities were limited, and the Company's management was able to reasonably estimate the fair value of the Company's assets and the settlement amount of its liabilities, the Company has adopted liquidation accounting at October 31, 2000, and has recorded the following liquidation basis adjustments: (1) recorded an adjustment to increase net assets by $476,054 for the estimated gain on the HANNA and two remaining commercial parcel sales transactions, (2) recorded a $760,000 adjustment to reduce net assets for the estimated cost of liquidation, (3) increased net assets by $6,805,356 to reflect a reduction in general unsecured subordinated debt so as to reflect management's estimate of the amount ultimately payable on such debt.

   In December 2000 the Company paid $2,328,393 on its general unsecured debt and as a distribution on its shares, and subsequent to the HANNA closing, intends to make an additional distribution in repayment of its debt and distributions to its shareholders of an amount consisting of most of the proceeds from the Hanna sale reserving only such amounts as management deems necessary to settle its remaining liabilities and pay the estimated cost of liquidation and dissolution.

   Upon finalization of the Trust's affairs any remaining funds will be distributed to the debt holders and shareholders in final payment of their debt, and finial liquidation and distribution on the shares.

   Because management is now able to reasonably estimate the total funds which will be available to the Company, it has estimated that approximately
$6.8 million of the original amount of the debt will not be repaid, and only $1,734,000 will be available to repay this debt, and that approximately $8,457,000 will be available for its shareholders.

   The estimated costs to be incurred during the fiscal years 2001 to 2005 for the development of residential and commercial lots and construction of residential and commercial building units are summarized on Page 9.

   If in the event that proceeds in excess of management's estimates become available for distribution, any such amounts would be distributed to the holders of the general unsecured and to the shareholders in proportion to their original investments.

The following schedules summarize the Company's capitalized development costs and its development plans for the five years ending October 31, 2005.


Capitalized Development And Construction
October 31, 2000

                                      Net              Unsold   Capitalized
                                      Acres    Lots    Units    Costs
Land Development
Substantially Completed Subdivisions
  South of Rt. 228                    125.0    277     1        $         -
Northridge Manor                       17.0     45     2             42,402
Northridge Estates Phase I             31.0     56     1             29,402
Northridge Estates Phase II            22.0     43     4            125,995
Northridge Estates Phase III           76.0     96    55          1,323,577

Multi Family
Georgetowne Manor   I                  10.0     77     6             77,387
Georgetowne Manor   II                  5.0     40    38            561,764
Hawthorne Commons                      24.0     96    46          1,083,366
Adjustment to Fair Market Value
  at Liquidation                                       -             60,150
Total Costs -
  Currently Under Development                        153          3,304,043

Accumulated Costs of Property
  to be Developed in the Future
  Undeveloped Residential Parcel       40.0                         291,190
  Town Village Commercial Parcels      13.3                       1,552,672
  Adjustment to Fair Market Value
    at Liquidation                                                  511,138
                                       53.3                       2,355,000

House Construction
Houses Completed                                        2           595,113
Houses Under Construction                               9           651,311
Fourplex & Townhouses Completed                        10         1,135,371
Fourplex & Townhouses Under
  Construction                                         43         2,182,097
Additional Housing Starts
  (Nominal Costs Incurred)                              -           142,553
Total House Construction Costs                         64         4,706,445

Total Capitalized Development &
  Construction Costs                                           $ 10,365,488

                                         Estimated Additional Costs
                                  To Be Incurred Fiscal 2000-2005 (000's)

                                        2001   2002  2003  2004  2005

Total Development Costs                 N/A    N/A   N/A   N/A   N/A
Building Costs                          $600   N/A   N/A   N/A   N/A
Total Development And Building Costs    $600   N/A   N/A   N/A   N/A

The above schedule assumes that the Company will complete the sale of its remaining residential properties to Hanna Holdings, Inc. on January 2, 2001.

      Financial Information Relating to Industry Segments
                    and Classes of Products

                                                 Year Ended October 31, (000's)
                                                         2000       1999

Sales to Unaffiliated Customers
Rental and General Operations                            $     115  $     134
Land Development, House Construction and
  PUC Regulated Services                                    18,680     13,185
Total Sales                                                $18,795    $13,319

Operating Income
Rental and General Operations                            $      73  $      (7)
Land Development, House Construction and
  PUC Regulated Services                                     3,125        507
Total Operating Income                                   $   3,198  $     500

Identifiable Assets
Rental and General Operations                            $   2,061  $   3,618
Land Development, House Construction and
  PUC Regulated Services (Including
    Land Held for Future Development)                       11,213     11,359
Total Identifiable Assets                                  $13,274    $14,977


Employees

As of October 31, 2000 the Company had 25 full-time employees and 3 part-time employees. After the sale to Hanna Holdings, Inc. on Janaury 2, 2001 the Company had one full time employee and 2 part-time employees,

Item 2.  Description of Property

   The Company's principal asset is a real estate development known as Seven Fields, located mainly in the Borough of Seven Fields and partially in Adams and Cranberry Townships, Butler County, Pennsylvania. The development originally consisted of 540.2acres including required open space, of which
24.5 acres are in Adams Township, and 40 are in Cranberry Township, however most of this acreage has already been developed and sold by the Company.

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

   The Company's remaining property located in Seven Fields Borough, Cranberry Township and Adams Township consists of approximately 20 separate, substantially developed residential and commercial parcels. The areas south of Rt. 228 have been subdivided and improved with roads, sidewalks and underground utility lines and are substantially developed. Most of the areas north of Rt. 228 are also nearing full development. See Item 1 Description of Business and Note 12 to the Financial Statements.

   Except for a single 40-acre parcel located south of Rt. 228 the Company's remaining properties consist of 153 developed single and multi family lots and two commercial parcels. One of the commercial parcels containing 6.7 acres is under agreement of sale pending the buyers due diligence and negotiations with the same buyer are at an advanced stage for the second parcel consisting of 6.6 acres.

   The Company also has 64 houses in various stages of construction at Seven Fields and Nevillewood.

   The Company has entered into an agreement with Hanna Holdings, Inc. whereby HANNA will purchase all of the Company's residential lots, completed and in progress houses and the 40-acre undeveloped residential parcel on January 2, 2001.

   The Company's management believes that the two remaining commercial parcels described above may be sold as early as the second or third fiscal quarter of 2001.

   In 1995 the Company constructed a 9,434 sq. ft. office building and in 1998 a real estate sales office. In 2000 the office building was sold to the Borough of Seven Fields, and the real estate sales office was sold as a part of the HANNA agreement.

   The mortgages and other outstanding liens on the Company's Seven Fields property are discussed in Item 6 "Management's Discussion and Analysis Financial Condition and Results of Operations."


Item 3.  Legal Proceedings

   The Company is not a party to any currently pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

   There were no matters submitted to security holders for a vote during the fourth quarter of the Company's fiscal year ended October 31, 2000.


                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

      (a) Market Information There is no established public trading market for the Company Shares and the Company is not aware of the terms of any transactions in Company Shares.

      (b) Holders As of October 31, 2000, there were 2,244 holders of record of Company Shares, the only outstanding class of equity of the Company.

      (c) Dividends Cash dividends on the Company Shares were declared by the Company during its last two fiscal years and were treated as partial returns of shareholders' capital.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion is an analysis of the Company's financial condition and results of operations for the fiscal years ended October 31, 2000 and 1999. This discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein. All references herein to a fiscal year refer to the Company's fiscal year ended on October 31 of such year.

Business Plan and Objectives

   Since 1987 when the Company emerged from Chapter 11 bankruptcy proceedings its primary business objective is to repay, to the fullest extent possible as soon as possible, the claims of the Investors. Based upon the combined total of appraised market values of the Company's properties, the Company did not believe it would be able to repay the entire amount of the Company Debt. Nevertheless, as required by the Bankruptcy Plan, the Company pursued this objective by continuing to develop and sell its existing properties. Since it was becoming increasingly uneconomical to continue operations because the Company's business strategy as set upon reorganization was to liquidate its assets and not create a perpetual entity which would acquire significant additional property to develop, the Company entered into an agreement on December 15, 1999 to sell all of its remaining residential properties by December 31, 2000. See Item 1. "Description of Business." Until 1998 the Company had no plans to acquire and develop any other properties except minor acquisitions which might enhance the development of existing properties. However, during 1998, the Company acquired or committed to acquire a total of 11 lots in the Nevillewood Community, a southwest suburb of Pittsburgh.
The Company has built and sold three single-family and five townhouse units and has 30 additional units under construction. Only the lots have been purchased on 20 of these units under construction at October 31, 2000.

   The Company, since the 1987 bankruptcy reorganization, has expended substantial effort and resources in resolving many of the hurdles necessary to carry out its plans. A master plan for development of its existing properties was prepared, zoning approval for the plan was obtained, municipal sewerage service was made available, and all known necessary governmental requirements have been met in order to facilitate the continued timely and economic development of its property. See Item 1. "Description of Business".

   Because the consummation of the HANNA agreement on January 2, 2001 brought the Company's operating activities to a conclusion, the Company's plans now will focus on concluding the sale of the two remaining commercial parcels, satisfying the various governmental agencies so that the Company can conclude its business activities, and settle its liabilities and other obligations. Effective January 2, 2001, the only remaining staff of the Company consisted of the Directors and certain corporate officers who will be responsible for winding up the corporate affairs.

   On December 15, 2000, the Company distributed $2,328,393 in partial repayment of its general unsecured debt, and as a liquidating distribution on its shares and expects to distribute most of the proceeds from the sale to HANNA, except sufficient funds to settle its liabilities and fund the estimated cost of liquidation and dissolution. Upon settlement of all the Company's liabilities and formal dissolution with the Pennsylvania Departments of State and Revenue any remaining proceeds will be distributed to the general unsecured debt holders and shareholders proportionately to their original investments. Any such additional distributions probably could not occur for several years.

Financial Condition

   Because of the imminency of liquidation, the Company adopted the liquidation basis of accounting at October 31, 2000. Under liquidation accounting net assets are adjusted to estimated fair market value and liabilities are adjusted to the estimated amounts at which they are expected to be settled.
Additionally the estimated cost of liquidation and dissolution is included as an adjustment to net assets in liquidation.

   In adopting liquidation accounting, the following adjustments were recorded
(1) Net assets were increased by $476,054 for the excess proceeds from the HANNA sale over the book value of the net assets sold, and for the estimated excess of the net proceeds from the sale of the two remaining commercial parcels over their book value, (2) net assets in liquidation were decreased by $760,000 for the estimated cost of liquidation and dissolution, (3) net assets in liquidation were increased by $6,805,356 to reduce the general unsecured debt to the net amount estimated to be available in payment of such debt.

   As a result of the above three adjustments net assets in liquidation were adjusted to $8,457,646. Net assets in liquidation under the liquidation basis of accounting is equivalent to shareholders equity under the going concern basis of accounting. Upon conclusion of winding up the Company's business affairs, probably not until 2004 or 2005, any residual funds will be paid to the general unsecured debt holders and shareholders in proportion to their original investments.

   The Company's financial condition improved during fiscal 2000 and fiscal
1999 as a result of the generation of net income in 2000 of $1,996,000 prior to liquidation basis adjustments and by $6,521,000 as a result of the net result from the liquidation basis adjustments described above and a net loss of $223,000 in fiscal 1999. The 2000 and 1999 results of operations included deferred income tax provisions of $1.3 million and $800,000 for which no cash payments were required.

   The Company's investment in residential lots unsold at January 2, 2001 will be sold pursuant to the HANNA agreement. The amount at which these lots are recorded in the Company's statement of net assets in liquidation is currently $3.3 million at October 31, 2000. The Company's inventory of completed, unsold lots at Seven Fields increased from 107 to 153 in fiscal 2000. At October 31, 2000 the Company owned an additional 30 lots at Nevillewood where it has 10 houses and townhouses under construction, but has not started construction on the other 20 lots. The Nevillewood lots are considered as part of the house construction costs in the Company's statement of net assets in liquidation at October 31 2000.

   In 1998 the Company completed the 43 lot Northridge Estates Phases II Subdivision and sold 4 of its commercial parcels consisting of approximately
11.4 acres for $1,251,000. In addition, the Company sold its remaining 74 original townhouses for $4,136,000, sixty-five of which were sold in bulk to a single investor for $3,542,500. The sale of the 40-acre parcel located in Moon Township was also finalized for $575,000 in 1998. Construction of the Rt. 228 improvements and construction of the storm water detention pond were completed in 1999. The total cost of the Rt. 228 improvements was approximately $2.0 million and the cost of the storm water detention pond was approximately $525,000. The Company does not plan to invest significant additional amounts in any of the remaining commercial lots, other than those amounts that would be recoverable at the time of sale. During fiscal 1999 the Company began development of its 96 lot Northridge Estates Phase III and its 40 lot Georgetown Manor Phase II subdivisions. Development of these two subdivisions was completed in the 2nd quarter of fiscal 2000 and at October 31, 2000, the Company had sold 41 of the North Ridge Estates III lots and two of the Georgetown Manor II lots.

   All except for minor site development work between Route 228 and Mars-Crider, including base roads and required utility extension, has been completed, the cost of which was proportionately added to the phases benefiting from these improvements.

   During fiscal 2000, because the Company sold its office building, its real estate sales office, generated significant cash flow from the sales of these properties, its water company, sold four of its remaining commercial parcels, had robust sales of its lots and houses, and had completed development of all of the subdivisions it planned to develop prior to its liquidation, the Company repaid, with the exception of $55,000 of Nevillewood lot acquisition debt, all of its outstanding mortgages and credit line balances. Further, because of its lack of need to maintain the credit line availability it cancelled $2.0 million of the $4.2 million it formerly had available.

   The Company had $4,706,000 invested in completed and partially completed residential units at October 31, 2000 as compared to $3,583,992 at October
31, 1999 and $3,607,000 at October 31, 1998. This investment increased in 2000 primarily because of the more advanced stage of construction and 6 more units compared to 1999 but decreased slightly during fiscal 1999 despite the fact the Company had 56 completed and partially completed units at October 31, 1999 as compared with 48 at October 31, 1998. The construction progress of the 56 units at October 31, 1999 was not as advanced as the 48 units in 1998.

   All new performance and maintenance bonding requirements were met through the Company's commercial bonding line. At October 31, 2000, the Company had bonds outstanding of approximately $185,000.

   The Company's cash position improved by $619,000 in 2000 compared to an improvement of $835,000 in 1999 over 1998. The 2000 cash improvement resulted from net income before deferred taxes and depreciation of $3,354,000 compared to only $707,000 in 1999. However in 2000 the Company made a larger net investment in its inventory of lots and houses under construction of $461,000 compared to a net decrease in these inventories of $2,119,000 in 1999. Consequently net cash flows from operations actually reflected a decline from 1999 to 2000 of $620,000.

   The Company however generated cash flow from investing activities resulting from the repayment of the mortgage receivable of $391,000 and sale of its building and water company assets of $1,805,000.

   As noted above, the Company repaid most of its mortgages and credit lines in the amount of $899,000 compared to $214,000 in 1999. Additionally it paid $3,326,000 to its shareholders and debtholders compared to $2,328,000 in 1999.

   Results of Operations Fiscal 2000 and 1999

   The Company's fiscal 2000 income before taxes and before liquidation basis adjustments was $3,287,000, an increase of $2,698,000 from fiscal 1999's net income before taxes of $589,000. Operating income for fiscal 2000 also
increased from fiscal 1999 by $2,698,000.                  .

   The increase in operating income was the result of a $1,346,647 increase in gross profit resulting from the sale of residential and commercial lots and houses, an increase resulting from the gross profit generated from the sale of the office buildings and water company of $1,298,361, a decrease in general and administrative and operating costs and depreciation expense of $283,000, offset by a decline in water revenue, rental revenues and fees and other revenues of $230,000. Operating expenses, general administrative, depreciation expense, water and rental revenues declined because of the sale of the water company and office buildings and the general reduction of non development and construction activities as part of the Company's liquidation plan.

   Net income included a provision for deferred income taxes of $1,284,000 in 2000, compared to $812,000 in 1999. The 2000 and 1999 deferred income tax provision resulted from the Company's periodic evaluation of its ability to generate sufficient future profits to utilize its deferred tax assets. The Company's management estimates that sufficient profits will not be generated after October 31, 2000, to utilize any of its deferred tax assets, and has fully reserved such assets.

   During fiscal 2000, the Company generated gross revenues of $18,795,000, an increase of $5,476,000 from fiscal 1999. Gross revenues from sales of houses and developed lots increased by $2,580,000 in fiscal 2000 over fiscal 1999, because of higher sales volumes of lots and fourplex units. Additionally gross revenues increased $3,125,000 because of the sale of the Company's office building, real estate office and water company.

   The Company's cost of lots and houses sold, expressed as a percentage of sales, decreased from 87% in fiscal 1999 to 80% in fiscal 2000.

    The Company's sales of houses constructed and lots developed during fiscal 2000 and 1999 were as follows:


                                                 2000          1999
Lot Sales   Commercial                           4             3
Lot Sales - Single & Multi-Family                93            77
Townhouse Sales   New Construction               14            14
Single Family House Sales                        13            14
Fourplex House Sales                             24            16
Nevillewood - Townhouse Sales                    2             3
Nevillewood - Single-Family House Sale           1             1


                                   -13-
   The 4 commercial lots sold in fiscal 2000 generated $3,267,000 in gross revenues compared to the three sold in fiscal 1999 for $2,277,000. The 93 single and multifamily lots sold in fiscal 2000 generated gross revenues of $3,196,000, or an average of $34,400, compared to gross revenues of $2,634,000 for 77 lots sold in fiscal 1999 for an average of $34,200. The Company's revenue from the sale of single family houses was $3.3 million in fiscal 2000 compared to $3.7 million in fiscal 1999. Fourteen single-family houses were sold in fiscal 2000 and 15 in fiscal 1999. The Company generated revenues of $5.8 million from the sale of 40 fourplex and townhouse units during fiscal 2000 compared to $4.4 million in fiscal 1999 from the sale of 33 fourplex and townhouse units. These sales statistics and revenues include the Company's construction activities in both Seven Fields and Nevillewood.

   Liquidity and Capital Resources

   The Company has pursued the development of its property in phases. It has used cash generated from the sale of its properties to reduce pre-reorganization debt, to develop its property and, until such litigation was completed in 1995, to fund the litigation efforts to recover assets from former shareholders of the Predecessors.

   The Company's primary objective is to repay to the fullest extent possible, and at the earliest possible time, the Company Debt and Company Stock. To this end it distributed $2.0 million of the net proceeds from the sale of its Virginia Manor property in January 1993, made additional distributions of $1.3 million in December 1993, $2.0 million in December 1994, and $2.0 million in December 1995, $1.0 million in December 1996, $2.3 million in February 1997, $2.3 million in September 1999, $1.0 million in December 1999, $2.3 million in August 2000, and $2.3 million in December 2000.

   Pursuant to the Company's stated plan to liquidate, and the business strategy followed since reorganization in 1987 of repaying its investors (debtholders and shareholders) debt in the maximum amount at the earliest time, the Company's management has concluded that it is advisable to sell the majority of its remaining assets in bulk. This conclusion was reached primarily because the Company has now developed all except one of its undeveloped residential parcels, and sold all except two of its commercial lots. Historically the Company has realized its greatest margins and operating profits from the sale of commercial lots, other operating assets such as its original townhouses and water company and its lowest margins from the construction of its residential and commercial buildings.

   Since 1993, the source of the above described debt repayments and shareholder distributions has been from these higher margin activities and the disposition of the four other rental properties existing at the time of the 1987 reorganization.

   Since the Company reinvested substantial amounts of its resources to facilitate its ability to generate the higher margins described above from the development and sale of residential and commercial lots at retail, and future cash flow is limited by existing inventories of land and lots which has now been substantially reduced as a result of strong sales in recent years, the sale of the Company's remaining inventory of lots and houses at wholesale prices serves to preserve the available net assets so as to facilitate higher final distributions in additional partial repayment of the general unsecured debt, and distributions to its shareholders.

   In furtherance of the above strategy in addition to selling the Company's office building, real estate sales office and water company during fiscal 2000, the Company has agreed to sell its remaining residential lots and partially completed and completed residential units to Hanna Holdings, Inc. on January 2, 2001.

   Because the Company is entering the final stages of its liquidation plan, and with the consummation of the HANNA sale on January 2, 2001 has disposed of all of its assets except for two commercial lots of 6.7 and 6.6 acres it has concluded all substantial operating activities and its need for capital is limited. The Company's management intends to make a distribution of approximately $5,300,000 of the HANNA transaction proceeds in the second quarter of 2001 reserving sufficient proceeds to settle its liabilities and pay the estimated cost of liquidation and dissolution.

Depending on the progress of the sale of the remaining two commercial lots estimated to have a gross sales proceeds value of approximately $1.9 million the Company may or may not make additional distributions on its debt and shares prior to final liquidation and dissolution.

   At the time that the Company is dissolved any remaining funds will be distributed as a final payment on the Company's general unsecured debt and in liquidation to its shareholders.

   During 2000 because of the above described developments, the Company repaid all of its outstanding mortgages except for $55,000 of lot acquisition debt at Nevillewood, and has cancelled $2.0 million of the $4.2 million it had available in bank credit lines. The Company's management anticipates maintaining adequate liquidity by reserving from repayment of the general unsecured debt and distribution to shareholders, sufficient funds to settle the Company's estimated liabilities, contingencies and liquidation and dissolution costs.

   During 2000 the Company used $899,000 to repay its mortgages, $3,326,000 to make partial repayments of its general unsecured debt and distribution to shareholders and increased its cash reserves by $619,000 ending the fiscal year with total cash and temporary investment of $1,871,000. These funds were made available as a result of $2,700,000 generated from operating activities and $2,145,000 from the sale of the Company's water company and two office buildings, and the full repayment of its notes receivable. These results compare favorably with 1999 when the Company made net repayments of its mortgages and credit lines of $214,000, repaid $2,328,000 on its debt and shares and increased its cash position by $835,000 all primarily as a result of funds generated from operating activities of $3,320,000. 1999 funds generated from operating activities were higher primarily because of a reduction of the Company's investment in development and building inventory from 1998 of $2,119,000 compared to an actual use of funds of $461,000 in 2000 resulting from a net increase in these inventories.

Other Matters - Year 2000 Issue

         With the arrival of the year 2000, the Company has not experienced any of the feared year 2000 problems. There is no certainty that problems could not be discovered in the future. However, none of the software used by the Company is integral to its operations, so if complications do develop, the Company believes that the impact would be minimal. The Company's accounting software is licensed from third party vendors, and the Company installed year 2000 compliant upgrades during 1998 at a nominal cost.

Recent Accounting Developments

   The Financial Accounting Standards Board has issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133; SFAS No. 139," Revision of SFAS No. 53, and Amendments to SFAS No. 63, 89, and 121; SFAS No. 140, "Accounting for
Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125".

   The Company's management has not yet fully analyzed the impact, if any, of SFAS No. 139 and SFAS No. 140 when they are required to be adopted for the Company's fiscal year beginning November 1, 2001, and SFAS No. 138 which was required to be adopted in the Company's fourth quarter of 2000 has no applicability to the Company since it has not historically engaged in hedging type transactions.


Special Note Regarding Forward-Looking Statements

Certain statements made in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will probably," "may," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. This report may include some, but does not include all of the anticipated risks or factors which could adversely affect future performance. new risks may emerge from time to time which are not aniticpated. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as an indicator of actual results.

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

<CAPITON>

                                                     Director of the
                                     Director        Corporation      Term
Name                    Age  Since           Since            Expires

Michael Burkhart        57  1996            N/A              2002
C. Thomas Burkett       52  1999            N/A              2002
Robert A. Janusey       49  1998            N/A              2001
Cheryl Kirchner         53  1997            N/A              2001
Alexander Lindsay, Jr.  54  1994            1990             2003
Paul Voytik             76  1994            1988             2003
George K. Wright        74  1994            1988             2003
Samuel A. Goldberg      76  Secretary       1988             N/A

Darell Craig            50  Chief Operating Officer  Employed Since 1991
Lynn Hoffman-Kyle       46  Chief Financial Officer  Employed Since 1988

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

   C. Thomas Burkett is Chief Executive Officer of MAC Plastics, Inc., a manufacturer of custom blow-molded plastic products located in Washington, Pennsylvania. Prior to joining MAC Plastics in 1997 as Vice President of Finance and Strategic Development, Mr. Burkett held various positions, including Executive Vice President, Senior Vice President, Vice President, Chief
Financial Officer, Treasurer and Controller from 1978 through 1996 with Education Management Corporation, a private provider of proprietary post-secondary education located in Pittsburgh, Pennsylvania. From 1973 through 1978, Mr. Burkett was a Senior Auditor and Certified Public Accountant with Arthur Anderson & Co. Mr. Burkett received a Bachelor of Arts Degree from
Grove City College and an MBA from Ohio University.

   Robert A. Janusey is Vice President of Shiloh Industrial Contractors, Inc., a commercial and industrial contractor, which he co-founded in 1986. Mr. Janusey, who holds a BS in civil engineering from Geneva College, was also a project manager for Chapman Corporation from 1980 to 1986 and a draftsman for Janusey & Associates from 1976 to 1980.

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

   Alexander H. Lindsay, Jr. is the President of the law firm of Lindsay, Jackson & Martin, P.C. in Butler, Pennsylvania, where he specializes in litigation. He is a former Butler County and Cranberry Township solicitor.
From 1975 until 1980, he was an Assistant United States Attorney for the Western District of Pennsylvania, and from 1977 until 1980 he was Chief of the Public Corruption Section of the United States Attorney's Office in Pittsburgh. From 1972 to 1973 he was an Assistant District Attorney for Butler County.
He is a 1968 graduate of Washington and Jefferson College and a 1971 graduate of the University of Pittsburgh School of Law. Mr. Lindsay is a director of Southwest National Corp. and its subsidiary, Southwest National Bank.

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

   George Wright has been Vice President of the Corporation since February 1988. He was employed by Gulf Oil Corporation in Research & Development for 42 years until his retirement in February 1985. At the time of his retirement, he held the position of Director of Safety Security & Fire Prevention for a 95-acre research complex of Gulf Oil Corporation.

   Samuel A. Goldberg was employed by the Mine, Safety and Health Administration of the United States Department of Labor, as Manager of an Analytical
Laboratory for Industrial Hygiene from 1970 to December 1985, when he retired. As manager, his responsibilities included preparing a budget, determining personnel and equipment requirements and preparing bid submissions on chemical analysis instruments. He currently serves as a member of the Board of Directors of East Boro's J.W.V. Housing Corporation and East Boro's J.W.V. Homeless Veterans Corporation.

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

   The Company is not aware of any director, officer or beneficial owner of more than ten percent of its common stock who failed to file on a timely basis forms required by Section 16(a) of the Exchange Act during the fiscal year ended October 31, 2000.

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

                     Summary Compensation Table

                                            Long-term compensation
                      Annual compensation       Awards            Payouts

                                                                     All
                                        Other  Re-      Op-    LTIP  Other
                                        Annual stricted tions/ Pay-  Compen-
Name and principal Fiscal Salary Bonus  Comp.  Stock    SARS   outs  sation
position           Year   ($)    ($)    ($)    Awards   (#)    ($)   (4)
   (a)             (b)    (c)    (d)    (e)    (f)      (g)    (h)   (i)


Paul Voytik        2000   58,461 0      0      N/A      0      N/A   0
(President &       1999   72,369 0      0      N/A      0      N/A   0
Board Chairman)    1998   53,760 0      0      N/A      0      N/A   0

Darell Craig       2000   82,445 59,917 0      N/A      0      N/A   0
(Chief Executive   1999   82,445 47,193 0      N/A      0      N/A   0
Officer)           1998   82,445 82,594 0      N/A      0      N/A   0

Each Director is paid a fee of $600 per board meeting attended.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of January 28, 2001 regarding the amount and nature of ownership of Company Stock by each of the directors of the Company, and by all of the directors and executive officers of the Company as a group. Each such individual has sole voting and investment power with respect to the shares listed except as otherwise indicated in the footnotes to the table.

                                                                Percentage of
Name and Address of                      Amount and Nature of   Outstanding
Beneficial Owner (1)                     Beneficial Ownership   Company Shares
Paul Voytik                              13,599.89 (2)          *
George K. Wright                         14,173.63 (2)          *
Samuel A. Goldberg                          745.97              *
Robert A. Janusey                           257.18              *
Cheryl Kirchner                           1,183.61              *
Alexander Lindsay, Jr.                   0                      0
Michael Burkhart                         0                      0
All directors and
 executive officers of
 the Company as a
 group (9 persons)                       29,960.28              1.0

[FN]

*  Indicates ownership of less than 1% of the Company Stock.
The address of each person is 2200 Garden Drive, Suite 200, Mars, Pennsylvania 16046.

1.  All shares held jointly with spouse.

2. The Company knows of no person who has or shares voting power and/or investment power with respect to more than 5% of the outstanding Company stock.

Item 12.  Certain Relationships and Related Transactions

   None.


Item 13.  Exhibits and Reports on Form 8-K

(a)   Exhibits.

Exhibit No.  Description
3.1          Articles of Incorporation of Seven Fields Development (PA), Inc.(1)
3.2          By-Laws of Seven Fields Development (PA), Inc. (1)
10.1         Settlement Agreement with former majority shareholder (2)
10.2         Open End Mortgage and Security Agreement dated November 13, 1995, between Seven Fields Development Company and Integra Bank (2)
10.3         Agreement for Assignment of Sales Agreements and Contract Deposits
             dated November 13, 1995, between Seven Fields Development Company and Integra Bank (2)
10.4         Management and Administrative Services Agreement dated April 30,
             1995 (2)
10.5         Agreement of sale with CMS-Nevillewood Limited Partnership to acquire 8 building lots for $896,000(3)
10.6         Amended and restated revolving credit facility with National City
             Bank for $2,250,000.(3)
10.7         Agreement with Hanna Holdings, Inc. for the sale of the Company's residential lots, construction in progress, and certain other assets dated December 27, 1999, effective January 2, 2001.
21           List of subsidiaries of Seven Fields Development (PA), Inc.(1)
27           Financial data schedule.
99           Deed of Trust of Seven Fields Development Company.(1)
(1)          Filed as exhibit to the Company's Registration Statement on
             Form S-4, File  No. 33-85102, and incorporated herein by reference.
(2)          Filed as exhibit to Seven Fields Development Company's Annual
             Report on Form  10-KSB filed January 26, 1996, and incorporated herein by reference.
(3)          Filed as exhibit to Seven Fields Development Company's Annual
             Report on Form 10-KSB filed January 29, 1999 and incorporated herein by reference.

(b)   Reports on Form 8-K.

   None

                           SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   SEVEN FIELDS DEVELOPMENT (PA), INC.


                                By
                                     Paul Voytik
                                     President

                                Date:  January 28, 2001

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated as directors of Seven Fields Development (PA), Inc.


Signature


Title

Date



PAUL VOYTIK
Paul Voytik             President (Principal Executive
                        Officer) and Director               January 28, 2001



LYNN HOFFMAN-KYLE
Lynn Hoffman-Kyle       Chief Financial Officer (Principal
                        Financial and Accounting Officer)   January 28, 2001


GEORGE K. WRIGHT
George K. Wright        Director                            January 28, 2001





ALEXANDER LINDSAY, JR.
Alexander Lindsay, Jr.  Director                            January 28, 2001




MICHAEL BURKHART
Michael Burkhart        Director                            January 28, 2001

      SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                 INDEX TO FINANCIAL STATEMENTS

                             Page Reference

Independent Auditors' Report                                           F-1

Statement of Net Assets in Liquidation at October 31, 2000             F-2

Balance Sheet (Going Concern Basis) at October 31, 1999                F-4

Statement of Operations and Changes in Net Assets in Liquidation
     for the Year Ended October 31, 2000                               F-6

Statement of Operations for the year ended October 31, 1999            F-7

Statements of Shareholders' Equity and Net Assets in Liquidation
     for the years ended October 31, 2000 and October 31, 1999         F-9

Statements of Cash Flows for the years ended October 31, 2000 and
     October 31, 1999                                                  F-10

Notes to Financial Statements                                          F-11



                               F

                  Independent Auditors' Report



        The Board of Directors and Shareholders
     Seven Fields Development (PA), Inc.
     Mars, PA

     We have audited the accompanying consolidated statement of net assets in liquidation of Seven Fields Development (PA), Inc. and subsidiaries (the "Company") as of October 31, 2000 and the related consolidated statement of operations and changes in net assets in liquidation for the year ended
October 31, 2000. In addition we have audited the accompanying consolidated balance sheet of the Company as of October 31, 1999, and the related consolidated statement of operations for the year ended October 31, 1999, and the consolidated statements of cash flows and shareholders' equity and net assets in liquidation for each of the two years in the period ended October 31, 2000.These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the financial statements, the Company's evolution has progressed to the stage that complete liquidation and subsequent dissolution of the Company is imminent. As a result, the Company has changed its basis of accounting from the going concern basis to the liquidation basis effective October 31, 2000, under which the financial statements reflect assets at net realizable amounts and liabilities at estimated settlement amounts.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of the Company at October 31, 2000 and its consolidated financial condition at October 31, 1999, and results of its consolidated operations and consolidated changes in net assets in liquidation for the year ended October 31, 2000 and the results of its consolidated operations for the year ended October 31, 1999, and its consolidated cash flows for the two years in the period ended
October 31, 2000.

     O'Connor & Company

     January 3, 2001
     Sewickley, PA

          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                      AS OF OCTOBER 31, 2000

                             ASSETS

Cash                                                          $        12,380
Temporary investments, Note 10                                      1,859,367
   Total Cash And Temporary Investments                             1,871,747


Accounts and notes receivable, net of allowances of $12,268           641,426
Mortgage notes receivable, Note 4                                           -
Capitalized development costs, Notes 2, 12                          3,304,043
Capitalized house construction costs                                4,706,445
Prepaid expenses and deposits                                         259,709
Property not currently under development                            2,355,000
Deferred income tax assets                                                  -

Property, Buildings And Equipment
Land
Buildings
Equipment and furnishings                                             459,573

   Total Property, Buildings And Equipment                            459,573
   Accumulated Depreciation                                          (324,290)

   Total Property, Buildings And Equipment, Net
     Of Accumulated Depreciation                                      135,283

                         Total Assets                            $ 13,273,653

[FN]


                           See Notes To Financial Statements.

                           LIABILITIES AND NET ASSETS IN LIQUIDATION
                                     LIABILITIES

Accrued estimated cost of liquidation                        $      760,000
Accounts payable and accrued expenses                               400,466
Accrued estimated costs related to developed lots and
     buildings sold, Note 2                                       1,599,719
Notes payable - credit lines, Note 6                                      -
Mortgages payable, Note 7                                            55,000
Customer deposits and advances                                      266,728
General unsecured debt - minority investors, Notes 1, 8, 11       1,734,094



Total Liabilities                                                 4,816,007
Net Assets In Liquidation                                        $8,457,646

[FN]

               See Notes To Financial Statements.

              SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                             AS OF OCTOBER 31, 1999

                                  ASSETS

Cash                                                      $            26,076
Temporary investments, Note 10                                      1,226,229
Total Cash And Temporary Investments                                1,252,305

Accounts and notes receivable, net of allowances of $4,175            149,204
Mortgage notes receivable, Note 4                                     391,348
Capitalized development costs, Notes 2, 12                          3,830,559
Capitalized house construction costs                                3,583,992
Prepaid expenses and deposits                                         114,468
Property not currently under development                            2,394,290
Deferred income tax assets                                          1,284,232

Property, Buildings And Equipment
Land                                                                  484,756
Buildings                                                           1,294,345
Equipment and furnishings                                             861,656


Total Property, Buildings And Equipment                             2,640,757
Accumulated Depreciation                                             (664,609)


Total Property, Buildings And Equipment, Net
  Of Accumulated Depreciation                                       1,976,148


Total Assets                                                  $    14,976,546

[FN]

                        See Notes To Financial Statements

            SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                           AS OF OCTOBER 31, 1999

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                  LIABILITIES

Accounts payable and accrued expenses                          $      528,250
Accrued estimated costs related to developed lots and
   buildings sold, Note 2                                           1,411,228
Mortgages payable, Note 7                                             954,470
Customer deposits and advances                                        276,395
General unsecured debt - minority investors, Notes, 1, 8, 11        9,105,485

                   Total Liabilities                               12,275,828

                              SHAREHOLDERS' EQUITY

Common stock, $1 par value, 10,000,000
  shares authorized, 2,905,514 shares issued and
  outstanding, Notes 1, 2, 11                                       2,905,514
Additional paid in capital                                         45,021,411
Shareholders' deficit - excess of non-discharged debt over
 assets on November 7, 1987 ( Date of reorganization)
 Notes 1, 2                                                       (52,235,399)
Retained earnings, since November 7, 1987 (Date of
  reorganization)                                                   7,009,192
Total Shareholders' Equity                                          2,700,718

Total Liabilities And
  Shareholders' Equity                                          $  14,976,546

[FN]

             See Notes To Financial Statements

             SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF OPERATIONS AND CHANGES IN NET ASSETS IN LIQUIDATION
                    FOR THE YEAR ENDED  OCTOBER 31, 2000

Gross Revenue
Rental income                                                $         39,531
Fees and other operating income                                        75,281
Water revenue                                                           9,149
Developed lot and house sales                                      15,545,924
Sale of water company, and office buildings                         3,125,000
                                                                   18,794,885

Costs and Expenses
Cost of developed lots and houses sold                             12,504,644
Cost of water company and office buildings                          1,826,639
Other operating expenses*                                             276,053
General and administrative expenses*                                  915,675
Depreciation expense                                                   73,698
                                                                   15,596,709

Operating Income                                                    3,198,176


Interest Expense*                                                           -
Interest Income                                                        89,170

Income Before Provision For Income Taxes                            3,287,346

Provision For Income Taxes, Note 9                                  1,291,586

Net Income                                                     $    1,995,760

Shareholders' Equity November 1, 1999                               2,700,718

Return of Capital Distribution                                     (2,760,242)


Shareholders' Equity October 31, 2000, Prior to
  Liquidation Basis Adjustments                                     1,936,236

Liquidation Basis Adjustments:
  Adjust Unsecured Debt to Fair Value:
    Minority Investors                                              6,805,356

  Accrued Estimated Cost of Liquidation                              (760,000)

  Adjust Other Assets and Liabilities to Fair Value                   476,054

      Net Assets In Liquidation                                $    8,457,646

Net Income Per Share, Basic and Diluted, Note 2                          0.57

[FN]

                           *  See details on following page.

                         See Notes To Financial Statements

            SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE YEAR ENDED  OCTOBER 31, 1999



Gross Revenue
Rental income                                              $           90,300
Fees and other operating income                                        43,702
Water revenue                                                         219,513
Developed lot and house sales                                      12,965,539
                                                                   13,319,054

Costs and Expenses
Costs of developed lots and houses sold                            11,270,906
Other operating expenses*                                             465,455
General and administrative expenses*                                  965,975
Depreciation expense                                                  116,535
                                                                   12,818,871

       Operating Income                                               500,183

Interest Expense*                                                           -
Interest Income                                                        88,943

Income Before Provision For Income Taxes                              589,126

Provision For Income Taxes, Note 9                                    811,897

Net Loss                                                     $       (222,771)

Net Loss Per Share, Basic and Diluted, Note 2                           (0.06)

[FN]

  *  See details on following page.
     See Notes To Financial Statements.

              SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS
                         IN LIQUIDATION-CONTINUED
            DETAILS OF OTHER OPERATING EXPENSES, GENERAL AND
              ADMINISTRATIVE EXPENSES AND INTEREST EXPENSE
             FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999

                                                      2000         1999
Other Operating Expenses
Payroll, payroll taxes and benefits                   $   673,507  $   667,813
Repairs and maintenance                                   162,090      154,916
Utilities                                                  20,944      145,577
Insurance                                                 115,028       86,310
Property taxes                                              8,409       22,280
Other operating supplies and services                      65,696       69,005

   Total Other Operating Expenses                       1,045,674    1,145,901

   Less Expenses Capitalized to Development and
      Construction                                       (769,621)    (680,446)
Net Other Operating Expenses                          $   276,053 $    465,455


General And Administrative Expenses
Payroll, payroll taxes and benefits                   $   462,544 $    457,094
Professional fees                                         129,269      120,105
Other general and administrative expenses                 369,462      435,888

Total General and Administrative Expenses                 961,275    1,013,087

Less Expenses Capitalized to Development and
    Construction                                          (45,600)     (47,112)


Net General and Administrative Expenses               $   915,675 $    965,975


Interest Expense
Total Interest Expense                                $     7,792 $     85,974

Less Interest Capitalized to Development and
    House Construction                                     (7,792)     (85,974)

Net Interest Expense                                  $         - $          -

[FN]
                              See Notes To Financial Statements.

            SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'  EQUITY AND NET ASSETS IN LIQUIDATION
                FOR THE YEARS ENDED  OCTOBER 31, 2000 AND 1999

                                        Share-        Retained
                          Addi-         holders'      Earnings
                          tional        Deficit As    Since
            Common        Paid In       Of November   November 7,
            Stock         Capital       7, 1987       1987         Total

Balance
October 31,
1998        $ 2,905,514   $ 46,953,580  $(52,235,399) $ 7,231,963  $ 4,855,658

Net Loss
Year Ended
October 31,
1999                                                     (222,771)    (222,771)

Return of
Capital
Distribu-
tion                        (1,932,169)                             (1,932,169)

Balance
October 31,
1999           2,905,514    45,021,411   (52,235,399)   7,009,192    2,700,718

Net Income
Year ended
October 31,
2000                                                    1,995,760    1,995,760

Return of
Capital
Distribution                (2,760,242)                             (2,760,242)

Balance
October 31,
2000, Prior
To
Liquidation
Adjustments  $ 2,905,514  $ 42,261,169  $(52,235,399) $ 9,004,952 $  1,936,236


Liquidation
Basis
Adjustments:

Adjust
Unsecured
Debt to
Fair Value:

Minority
Investors                                  6,805,356                 6,805,356

Accrued
Estimated
Cost of
Liquidation                                               (760,000)   (760,000)

Adjust
Other
Assets and
Liabilities
to
Fair Value                                                 476,054     476,054

Reclassify
Components
Of
Shareholders'
Equity
to Net Assets
in Liquidation $(2,905,514) $(42,261,169) $ 45,430,043 $(8,721,006)

Net Assets
In
Liquidation                                                        $ 8,457,646

[FN]

                        See Notes To Financial Statements.

     SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED  OCTOBER 31, 2000 AND 1999

                                                    2000           1999
Cash Flows From Operating Activities
Net Income (Loss) prior to liquidation adjustments  $   1,995,760  $  (222,771)
Liquidation adjustments to net assets                    (283,946)
Provision for deferred income taxes                     1,284,232      811,897
Depreciation                                               73,698      116,535
Capitalized development costs incurred                 (2,867,661)  (1,523,036)
Capitalized house construction costs incurred         (10,084,800)  (7,625,223)
Cost of lots and houses sold                           12,491,048   11,267,391
Changes in other assets and liabilities:
  Other assets                                           (719,602)      14,256
  Other liabilities                                        51,039      481,091
  Accrued estimated liquidation expenses                  760,000
   Net Cash Flows Provided By Operating Activities      2,699,768    3,320,140

Cash Flows From Investing Activities
     Additions to property, buildings and equipment       (51,055)     (53,449)
Payments on notes receivable                              391,348      106,569
Sale of property, buildings, and equipment              1,805,128        4,166
Total Cash Flows Provided By Investing Activities       2,145,421       57,286

Cash Flows From Financing Activities
Repayment of general unsecured debt                      (566,035)    (396,224)
Return of capital distributions                        (2,760,242)  (1,932,169)
Net repayments on credit lines                                        (196,000)
Proceeds from borrowings                                                87,500
Repayment of loans payable                               (899,470)    (105,490)
Total Cash Flows Used In Financing Activities      $  ( 4,225,747)  (2,542,383)

Net Increase In Cash And Temporary Investments            619,442      835,043
Cash And Temporary Investments, Beginning of Period     1,252,305      417,262
Cash And Temporary Investments, End of Period      $    1,871,747 $  1,252,305

Interest Expense Included in Net Income Above

Interest Paid And Included in
  Capitalized Development
          And House Construction Costs                      7,792       85,974
Total Interest Paid                                $        7,792 $     85,974
Income Taxes Paid                                  $            - $          -

Supplemental Schedule Of Non-Cash Investing
  And Financing Activities:
Liquidation adjustment to reduce general
  unsecured debt to fair value                         $6,805,356

Liquidation adjustment to shareholders'
  deficiency to reflect fair value
  of net assets in liquidation                        ($6,805,356)

[FN]

                    See Notes To Financial Statements.

          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          OCTOBER 31, 2000 AND 1999



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

Organization Structure, Management And Objectives
The Trust was formed for the purpose of merging with the Corporation and thereafter serving as the operating subsidiary of Seven Fields PA carrying on the business of the Corporation with the objective of maximizing the value of its assets and effecting a dissolution and complete liquidation of its business assets and affairs as soon as practical. Such liquidation was expected to occur over an extended period of time, as its assets are developed and sold in a manner designed to maximize distributions to the Investors as defined below. As more fully described below except for two commercial parcels with the consummation of the sale of its remaining residential properties on January 2, 2001, the Company will have disposed of all of its significant assets at October 31, 2000.

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

Business And Operations
The Company's major activities prior to January 2, 2001 are the development of its undeveloped property located in Seven Fields Borough, Butler County, PA, and prior to November 1999 the operation of the municipal water service in Seven Fields Borough. Prior to January 1998, the Company also rented townhouses located in Seven Fields Borough. Since 1987, the Company sold these townhouses as individual residences and in January 1998 sold the remaining 65 townhouses in a bulk sale. All of these activities focus on the single goal of maximizing the assets of the Company and ultimately distributing such assets to its Investors in complete liquidation at the earliest appropriate time.

Since the bankruptcy Reorganization in 1987, the Company has sold four rental properties, repaid five million dollars of debt other than Company Debt, and returned approximately $15.0 million to its Investors.

      SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 2000 AND 1999

Note 1  Continued
Prior to 1998 the Company was not actively acquiring additional property for development. In 1998 the Company committed to purchase 11 (3 single family and 8 four unit townhouse) lots in Nevillewood, a southwest suburb of Pittsburgh, at a total cost of approximately $1.0 million. The Company is constructing single family homes and townhouses on these completed lots.

Liquidation Plan
Subsequent to October 31, 2000, on January 2, 2001 the company consummated the sale of all of its remaining residential properties at Seven Fields, Butler County, Pennsylvania and Nevillewood, Allegheny County, Pennsylvania to Hanna Holdings, Inc. ("HANNA").

Effective January 2, 2001, with the consummation of the sale of its residential real estate assets to HANNA, the Company ceased all operating activities.
All of its employees except certain officers and board members terminated their employment with the Company. All former employees of the Company were offered employment with HANNA at the time of this sale .

The above described sale of these remaining residential realty assets effectively concludes thirteen years of development, construction, and disposal followed by repayment to the Company's debtholders and shareholders with the proceeds of such sales.

With the conclusion of this sale the Company's principal assets consist of cash and temporary investments which it intends except for amounts required to be withheld for meeting its other liabilities and the estimated expenses of liquidation and dissolution, to distribute to the holders of its general unsecured debt and common stock, and two remaining commercial parcels that it expects to sell during 2001.

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

                 SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             OCTOBER 31, 2000 AND 1999

Note 1  Continued
The Plan Of Reorganization And The Company Subsequent to November 7, 1987
The following summary of the Plan applies to Seven Fields PA's operating subsidiary, the Trust, and not to the capital structure of Seven Fields PA, since the reorganization which was consummated in 1995 resulted in the exchange of 83% of the Investor Debt and Stock for common stock of Seven Fields PA.

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

   Since the Company can now reasonably estimate the funds that will be available to distribute to the debt holders the Company has reduced its general unsecured debt by $6,805,356 to $1,734,094 in accordance with its adoption of the liquidation basis of accounting at October 31,2000. As a result of this adjustment to reduce the general unsecured debt to the amount estimated to be paid on such debt, the Company has increased its shareholder equity by $6,805,356 to $8,457,646, the amount that the Company's management believes will be distributed to the Company's shareholders prior to liquidation and dissolution. With the adoption of liquidation accounting at October 31, 2000 shareholders' equity is renamed net assets in liquidation and adjustment to net assets in liquidation are recorded to reflect conversion of assets and liabilities on a going concern basis of accounting (primarily historic cost) to net assets in liquidation (primarily the fair market value of assets and the amounts at which liabilities are estimated to be settled).


   Note 2  Summary Of Significant Accounting Policies

   Basis of Accounting
The financial statements for fiscal 1999 were prepared on the going concern basis of accounting which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the imminency ofcomplete liquidation, the Company adopted the liquidation basis of accounting effective

      SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   OCTOBER 31, 2000 AND 1999
                          (CONTINUED)



   Note 2  Continued
October 31, 2000. This basis of accounting is considered appropriate when, among other things, liquidation of a company seems imminent and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The conversion from the going concern to liquidation basis accounting has required management to make significant estimates and judgements. In order to record assets at estimated net realizable values and liabilities at estimated settlement amounts under liquidation basis accounting on October 31, 2000, the Company recorded the following adjustments (1) recorded estimated net profit from the sale of the remaining residential real estate to HANNA and the two remaining commercial parcels in the amount of $476,054, (2) recorded the estimated cost of liquidation and dissolution in the amount of $760,000, (3) recorded a net reduction in the Company's general unsecured debt of $6,805,356 to reflect the total residual amount of funds available for final repayment of such debt.

Additionally, during the fiscal years preceding the adoption of liquidation basis accounting, the Company has attempted to estimate and accrue for obligations related to its responsibilities to various governmental agencies and others relating to its activities as a developer and home builder.

Subsequent to October 31, 2000, on December 15, 2000, the Company distributed $2,328,393 to debtholders and shareholders. It is the Company's management's intent to distribute substantially all of the proceeds from the HANNA transaction, except those amounts necessary to fund its obligations during the liquidation period, during the second quarter of 2001.

The amount and timing of any future distributions on the debt and stock subsequent to the distribution of most of the HANNA proceeds will depend upon a variety of factors including, but not limited to the actual proceeds from the sale of the two remaining commercial parcels and any other net assets, the ultimate settlement amount of the Company's liabilities and obligations, and the actual costs incurred in connection with carrying out the plan of liquidation.

It is possible, that at some date before the liquidation plan has been completed that the Company will form a liquidating trust and the remaining net assets will be transferred to the trust so as to more efficiently facilitate the plan of liquidation. If such a liquidating trust is utilized any assets remaining at the conclusion of the liquidation plan would be distributed by the trust as a final payment on the balance of the general unsecured debt, and as a final return of capital to the Company's stockholders.

Principles Of Consolidation
The consolidated financial statements include Seven Fields PA, Seven Fields DEL, Seven Fields Management, Inc., and Seven Fields Development Company. Inter company accounts and transactions are eliminated in the consolidated financial statements.

Reorganization
Merger And Basis Of Presentation
The Merger, which became effective April 30, 1995, qualifies as a tax-free reorganization and was accounted for in a manner similar to a pooling of interests.

For comparative purposes, certain 1999 amounts have been reclassified to conform to the presentation adopted in 2000.

      SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   OCTOBER 31, 2000 AND 1999
                          (CONTINUED)




   Note 2  Continued


       Use of Estimates
   The presentation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported at the date of the financial statements for assets, liabilities, revenues and expenses and disclosures of contingencies. Actual results could differ from those estimates. The Company makes significant estimates related to common area development costs that it expects to incur in the future, and costs to complete specific subdivisions of lots from which lots are being sold. In recording the liquidation adjustments upon adoption of liquidation accounting at October 31 2000, the Company's management made significant estimates related to the disposition of the Company's remaining properties, settlements of its liabilities and the costs to be incurred upon dissolution.

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

      SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   OCTOBER 31, 2000 AND 1999
                          (CONTINUED)


   Note 2  Continued
   Revenue is recognized upon settlement for houses that are constructed provided construction is substantially complete. Sales of lots, or housing units from phases or multi-unit buildings where development or construction is not substantially complete are accounted for in accordance with the percentage of completion method, based on estimated costs to be incurred.

   PUC Regulated Activities
   The Company was granted permission by the Pennsylvania Utility Commission
(PUC) to charge for the water services that the Company provides the residents of Seven Fields Borough effective November 29, 1991.

   In accordance with regulations promulgated by the PUC, the Company is required to apply for permission from the PUC to establish, or change the rates it charges its customers, follow PUC accounting policies and procedures, and adhere to all other rules established by the PUC. The Company sold its water service assets to the Borough of Seven Fields on November 23, 1999

      Capitalized Development And House Construction Costs
 The cost of the inventory of unsold lots is determined based on the lower of the average lot cost or market. The cost of unsold constructed houses is based on the lower of cost or market for each house.

      Provision For Losses
      Provisions for losses on notes and accounts receivable and lots and houses are charged to operations to reduce the carrying amount so as not to exceed net realizable value.

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

Under the liquidation basis of accounting adopted by the Company at October
31, 2000, a minority interest is also not reflected in the statement of net assets in liquidation or the statement of operations and changes in net assets because although the general unsecured debt is reduced to the amount at which it is estimated by the Company's management that it will be settled, the obligation by the Company continues to exist to pay to the debt holders any funds that may come available in the future as the Company proceeds to the point of complete liquidation and dissolution. Therefore, at the subsidiary (Trust) level if changes occur to management's liquidation adjustment estimates during the period subsequent to October 31, 2000, any such adjustments will

      SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   OCTOBER 31, 2000 AND 1999
                          (CONTINUED)


Note 2  Continued
adjust the settlement amount of the general unsecured debt prior to adjusting net assets available for distributions to the Trust's shareholders. And because the size of this debt is so large, it is clear that there will never be sufficient net assets so as to create a positive net equity in the trust.

Earnings Per Share
Earnings per share have been calculated to exclude the effect of the earnings which accrue to the benefit of the minority shareholders, although under generally accepted accounting principles such minority interests may not be reflected in the balance sheet or statement of operations so long as the capital deficiency exists in the Trust.

The computation of earnings per share is as follows:

                                                      2000          1999
Consolidated Net Income (Loss)                        $1,995,760    $(222,771)
Less Net Income Accruing to Minority Interest
 in Trust (17%)                                          339,279       37,871

Net Income (Loss) Applicable to Seven Fields
 PA Shareholders                                       1,656,481     (184,900)

Weighted Average Shares Outstanding                    2,905,514    2,905,514

Earnings Per Share, Basic and Diluted                        .57         (.06)


Note 3  Real Estate Rental Activities
A summary of the historical cost of properties held for rent at Seven Fields that is included in property, buildings and equipment on the balance sheets is as follows. These properties include a commercial office building and a sales center, both of which were sold in 2000.


                                                        2000       1999
Land                                                    $       -  $   484,756
Buildings                                                       -    1,294,345

  Total Rental Properties                                       -    1,779,101
    Accumulated Depreciation                                    -     (122,744)

Total Rental Properties, Net                            $       -  $ 1,656,357

   During 1995 the Company completed construction of a two-story office building having 9,434 square feet. The Company occupies 4,717 square feet and rented 4,717 square feet to the Borough of Seven Fields under terms of a five-year lease that expired July 31, 2000. The Borough was required to pay all utilities and 50% of the operating costs of the building. On November 23, 1999 the Company sold this office building to the Borough, and entered into a lease back agreement for the office space it requires for its operations.

      SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   OCTOBER 31, 2000 AND 1999
                          (CONTINUED)



Note 4. Continued
The Company leases a real-estate sales office that it constructed in 1998 under terms of a three year lease which expires January 21, 2001. The lease also contains two one-year renewal options at a rent adjusted for the change in the CPI and requires the Lessee to pay all utilities and maintenance of the property. The Company sold this real estate sales office building to Howard Hanna Realty Services in April, 2000 for $425,000 as part of its agreement for the disposition of the Company's remaining residential real estate assets.

   Note 4  Mortgage Notes Receivable
   During fiscal 2000, the Company sold the remaining mortgage receivable which it held from its financing of the townhouses that it sold.

   The Company sold its 65 remaining townhouses in bulk in January 1998. As partial consideration, the Company accepted a mortgage note in the amount of $487,500 and was granted a second mortgage secured by the 65 townhouses sold. This mortgage note, which bore interest at 7.5%, was repayable at the rate of $7,500 for each townhouse the mortgagor sells. During fiscal 2000, the mortgagor repaid this mortgage in full.

   The Company charges operations with any credit loss it incurs on an individual loan basis, and losses because of market changes on an aggregate basis. Market value is determined based on the current discount rates for mortgages of identical terms and interest rates. The Company held the following mortgage note and note assignment at October 31, 2000 and 1999:

                                       Bulk      Retail     Total   Total
                                       Sale      Sale       2000    1999

Number of  Mortgage Notes                                           2
Approximate Average Interest Rate                                   8.125%
Final Maturity Date                                                 2024
Face Amount of Mortgage Notes                                       550,410
Carrying Amount of Mortgage Notes
     (Market Value)                    $   -     $    -     $   -   $ 391,348


      Reconciliation of the Carrying Amounts of Notes:


                                     Bulk      Retail     Total      Total
                                     Sale      Sale       2000       1999
Beginning Balances                   $330,000  $  61,348  $391,348   $ 497,918
Loan Repayments                      (330,000)   (50,143) (380,143)   (105,962)
Market Valuation Change and Realized
 Gains or (Losses)                          -    (11,205) ( 11,205)       (608)

 Ending Balance                      $      -  $       -  $      -   $ 391,348


   Note 5  Commitments, Surety And Litigation
The Company has concluded all litigation with the former majority shareholder of the Debtors as a result of a settlement that was finalized in November 1995.

   Surety
The Company is contingently liable under terms of maintenance and performance bonds totaling $183,461 to a

      SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   OCTOBER 31, 2000 AND 1999
                          (CONTINUED)



   Note 5  Continued
commercial surety company. To date, the Company has successfully completed, to the extent possible, and to the satisfaction of the Borough and other governmental units, each of its previous subdivisions and other construction, and each of its prior bonds have been duly released.

   Purchase Commitment
   Nevillewood
During fiscal 1998 the Company entered into an agreement to purchase certain lots in the Nevillewood development for a total cost of approximately
$1.0 million. During fiscal 2000 the Company completed the purchase of the required lots under this agreement.

   Commitment and Contingencies Related to Cessation of Operations
   Under terms of its agreement to sell its remaining residential real estate assets to HANNA, HANNA will assume certain of the Company's development obligations to the Borough and homeowners. However, the Company will remain contingently liable on other obligations normally associated with the development and construction of real estate. The Company's management has estimated and accrued for all known activities required of it to fulfill its obligations.

   Additionally, the Company has numerous written and oral contracts in progress related to its development and house construction activities. These executory contracts are not assumed by HANNA under terms of its agreement, however the Company's management believes these contracts will be continued by HANNA without liability exposure to the Company.


   Note 6  Notes Payable - Credit Lines
   The Company utilizes a revolving credit line in the amount of $2,250,000 with National City Bank. Interest is payable monthly at the bank's prime rate plus 1/2%. The credit line is to be used for individual house construction in Seven Fields and Nevillewood in an amount not to exceed $1.5 million, and for townhouse construction at Nevillewood in an amount not to exceed
$750,000 and is secured by the constructed homes for which the loan proceeds are used, and by the Company's remaining lots in its Northridge Manor
Subdivision. The credit line matures June 1, 2002 and advances outstanding more than 12 months are to be repaid over a 48-month term. National City may call the notes outstanding on May 1 of each year; however, the Company is allowed 180 days to repay the balance in full. No balance was outstanding at October 31, 2000.

   During fiscal 2000 the Company closed the other credit lines it had available to it because of its planned liquidation and dissolution.


   Note 7  Mortgages Payable
On November 29, 1995, the Company granted PNC Bank a mortgage on its office
building to secure   a term loan in the amount of $750,000.  This loan was
repaid in full upon the sale of the Company's office building to the Borough in November 1999.

   The Company also granted National City Bank a $250,000 mortgage secured on its real estate sales office that had a net book value of $499,000. This loan was also repaid in full in April 2000 with the sale of this office

      SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   OCTOBER 31, 2000 AND 1999
                     (CONTINUED



   Note 7  Continued
   building to HANNA.

   The Company also granted mortgages totaling $55,000 on two lots it purchased at Nevillewood. These loans bear interest at Prime plus 1%, and are repayable upon sale of the lots upon which the Company is presently building homes. Aggregate maturities of long term debt are as follows at October
31, 2000:

2001                    $55,000
2002                    -
2003                    -

                        $55,000


   Note 8  Fair Value Of Financial Instruments
   The following methods and assumptions were used to estimate the fair value of financial instruments at October 31, 2000:

       Cash and temporary investments: The carrying amount reported in the balance sheet for cash and temporary investments approximates fair value.

       Accounts and notes receivable, deposits, and accounts payable: The carrying amounts of these assets and liabilities in the balance sheet approximate fair value.

       General unsecured debt - minority investors. The carrying amount of general unsecured debt - minority investors at October 31, 1999 of $9,105,485 was materially in excess of the fair value of these financial instruments.
As more fully described in Notes 1 and 11, the general unsecured debt is non-interest bearing, has no maturity date, and legal action by the debt holder to collect is precluded.

       Furthermore, since the Company emerged from bankruptcy proceedings in 1987, there have been no known sales of the debt in the open market. The amount of this debt which is ultimately repaid, and the timing of such repayment, is totally dependent upon the Company's success in developing its property and liquidating and distributing the proceeds from sales of its assets to the debtholders and shareholders. Consequently, this debt is more characteristic of an equity instrument having a preference upon liquidation, bears no interest or dividend rate, has no fixed cash stream, or maturity date. Because of these factors, it was not practicable to determine the fair value of the general unsecured debt at October 31, 1999.

During fiscal 2000, upon the sale by the Company of all of its commercial properties excepttwo parcels, and its agreement to sell its remaining residential real estate to HANNA, the Company's management has been able to reasonably estimate the funds that will be available for distribution to the holders of its general unsecured debt. Concurrently with the adoption of liquidation basis accounting, the Company has recorded an adjustment of $6,805,356 so as to reduce its general unsecured debt to minority investors to $1,734,094.

      SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   OCTOBER 31, 2000 AND 1999
                          (CONTINUED)



   Note 8  Continued
Notes Payable - Credit lines and mortgages payable: The carrying amounts of notes payable, credit lines and mortgages payable approximate fair value since interest rates of the mortgages and credit line notes approximate interest rates currently available to the Company on other debt instruments and all of credit line interest rates are of a variable nature.


   Note 9 Income Taxes
   The Company recognized deferred tax assets of $4,080,000 on November 1, 1993, as a result of adopting Statement of Financial Accounting Standard ("SFAS")
No. 109 "Accounting For Income Taxes".  The net deferred tax asset of
$4,080,000 is a result of higher tax basis of the Company's assets than the basis recognized for financial reporting purposes at the time of reorganization. Recognition of this deferred tax asset reduced the Shareholders' Deficit created at reorganization.

   As of October 31, 2000, the Company has federal and state net operating loss carryforwards for tax purposes which, if not utilized, expire as follows:

October 31,      Federal                  State
2003             $   1,622,248
2004                 3,911,434
2005                 4,605,975
2006                   626,911
2007                   870,453
2008                 3,892,382
2009                 1,202,522            $    205,437
2010                 1,125,160
2011                   436,732
2018                   795,935
2019                   732,581                 -
                 $  19,822,333            $    205,437

For Pennsylvania income tax purposes, net operating losses generated in fiscal 1996 and thereafter may be carried over for ten years.

   Adoption of SFAS No. 109 permitted the Company to recognize deferred tax assets substantially equivalent to the estimated tax benefits to be derived from the excess of the tax basis of the Company's assets at reorganization over the asset amounts used for financial reporting purposes. The Company has also estimated the extent to which the deferred tax assets should be reduced by a valuation allowance so that the assets will not be carried in excess of estimated realizable value.

   The net realizability of the deferred income tax assets is re-evaluated periodically. The deferred tax asset, which the Company estimates will be realizable, is calculated annually to be an amount not to exceed 7 times the average pre-tax income for the latest two fiscal years at the tax rates in effect at that time. The Company's ability to utilize its deferred tax assets is based on its ability to generate sufficient pre-tax income in the future prior to its complete liquidation, which is limited by the total property which the Company has available to

      SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   OCTOBER 31, 2000 AND 1999
                          (CONTINUED)



Note 9  Continued
develop in the future. In 2000 and 1999, the Company increased the deferred tax valuation allowance so as to reduce its net deferred tax assets to amounts which will not exceed utilization of such assets based on its property which remains to be sold.

At October 31, 2000, the significant components of the Company's deferred tax assets are as follows:


                                              Federal     State    Total

Tax over financial reporting basis of
   assets originating at reorganization       $  395,316  $129,045 $   524,361

Net operating loss carryforwards resulting
   from the utilization of the higher
   tax basis of assets since reorganization    6,739,593    20,523   6,760,116

Potential tax benefit at October 31, 2000     $7,134,909  $149,568  $7,284,477


Valuation allowance
  Reduction for estimated unutilized
  deferred tax assets                         $7,134,909  $149,568  $7,284,477

Net Deferred Tax Assets                       $        -  $      -  $        -

Significant components of the provision for income taxes are as follows:

                              Year Ended October 31,
Deferred                           2000                1999

Federal                            $   968,184         $   604,437
State                                  316,048             207,460
 Provision For Income Taxes        $ 1,284,232         $   811,897

Current
 Federal Alternative Minimum Tax   $      7,354


A reconciliation of income taxes with the amounts which would result from applying the US statutory rate follows:

                                            Year Ended October 31,
                                                2000         1999

Tax at US Statutory Rate                        $1,117,974   $    200,591
U.S Alternative Minimum Tax                          7,354
State Income Taxes Net of Federal Benefit          142,660         38,900
Increase in Valuation Allowance                     23,598        572,406
          Provision For Income Taxes            $1,291,586   $    811,897

Note 10 Temporary Investments
   Temporary investments at October 31, 2000, and 1999 consist of $1,859,367 and $1,226,229 respectively

      SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   OCTOBER 31, 2000 AND 1999
                          (CONTINUED)



   Note 10  Continued
invested in PNC Bank's PNC Investment Short Term Common Trust Fund. The underlying securities which consist of US Treasury and US Government Agency obligations and repurchase agreements relating to such obligations have average maturities of 20 to 60 days. The proceeds are deposited automatically to the Company's operating account as needed. Cost and market value of temporary investments are identical to each other at October 31, 2000 and 1999 respectively.


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

   As a result of the reorganization effective April 30, 1995, 83% or $50,796,205 of the Investor Debt and 83% of the Common Stock was exchanged
for common stock in Seven Fields PA.   Therefore, the General Unsecured
Debt and Common Stock outstanding on the October 31, 2000 and 1999 balance sheet and statement of net assets in liquidation have the following characteristics:

General Unsecured Debt (Subordinated Debt)
:     Subordinate to all existing debt at Reorganization (November 7, 1987).

:     Subordinate to all future secured debt incurred.

:     Non-interest bearing.

:     Legal action to collect is precluded.

:     No voting rights.

: Issued at 95% of face value of the Investors' account balances regardless of the value of the underlying assets available to pay this debt.

: This debt as reflected on the Company's balance sheet is to be repaid by periodic distributions as determined appropriate by the Company's Board of Directors. When such distributions are made for every $17 of debt repaid, it is the intent of the Company to distribute to its shareholders $83 as a liquidating distribution. These circumstances were created by the 1995 reorganization which was structured so as to assure proportionality of the interests between those Investors which accepted the exchange offer and those Investors who did not accept the exchange offer. The economic interests of the Investors remained proportional because of the ownership of the debt of the Corporation which was

                   SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             OCTOBER 31, 2000 AND 1999
                                    (CONTINUED)



Note 11  Continued
exchanged for the common stock of Seven Fields PA which was not canceled, but was transferred to Seven Fields DEL, a wholly owned subsidiary of Seven Fields PA. Therefore, as the Trust repays the debt; for every $17 of debt paid to the non-exchanging Investors, $83 will be repaid on the debt held by Seven Fields DEL. It is the Company's intent that all such repayments of debt received by Seven Fields DEL will be distributed to Seven Fields PA, which in turn will be distributed to the common stockholders of Seven Fields PA as a return of capital distribution.

:     Upon adoption of liquidation accounting after the sale of substantially all of the Company's assets and the agreement to sell its remaining residential real estate to HANNA, the Company recorded an adjustment to reduce its general unsecured debt to the estimated fair market value of $1,734,094.

Common Stock
      :     Voting Stock - One vote per share.

      :     Dividends - If and when declared by the Board of Directors.

      :     Because of the imminency of liquidation at October 31, 2000, the liquidation basis of accounting was adopted. Under liquidation accounting the components of shareholder equity are reflected as net assets in liquidation which represents the estimated fair value of assets after settlement of all liabilities and the cost of liquidation.


   Note 12 Capitalized Development Costs, House Construction Costs, PUC Regulated Water Costs And Property Held For Investment And Future Development

   The Company has incurred substantial costs in continuing the development of certain of the property located at Seven Fields, Butler County, PA. The Company's development and house construction activities for the years ended October 31, 2000 and October 31, 1999 are summarized below for each of the areas of significant activity.

               THIS PAGE LEFT BLANK INTENTIONALLY

      SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   OCTOBER 31, 2000 AND 1999
                          (CONTINUED)

Note 12 (Continued)
The following information summarizes development activities for 2000:

                              Substan-
                              tially
                              Completed
                            Sub-
                            divisions  North    George-  North   Hawthorne
                            South of   Ridge    towne    Ridge   Commons
                            Route 228  Manor    Manor    Estates Commons
Total Acres                 125        17       15       129     24
Total Lots                  277        45       117      195     96
Unsold Lots                 1          2        44       56      46

Balance October 31, 1999    $    -     $144,828 $646,687 $1,235,696 $1,610,367

1999 Costs Capitalized:
Reclassify Land Costs
Selling, Engineering &
  Supervision                            11,518   28,944     85,098     63,709
Excavation & Construction                 5,406  185,208  1,453,360     18,556
Overhead Allocated
Interest                                                        492
Total Accumulated Costs                 161,752  870,439  2,784,246  1,692,632

Less Cost of Lots
  & Houses Sold                         119,350  231,288  1,305,272    609,266

Balance October 31, 2000
  at Cost                    $         $ 42,402 $639,151 $1,478,974 $1,083,366

Adjustments to Fair
  Market Value to  Reflect
  Liquidation Accounting                                     60,150
Balance October 31, 2000
  Adjusted to Fair
  Market Value               $         $ 42,402 $639,151 $1,539,124 $1,083,366

Classification of Costs:
Capitalized Development
  Costs                      $         $ 42,402 $639,151 $1,539,124 $1,083,366
Capitalized House
  Construction Costs
Property Not Currently
  Under Development          $      -  $ 42,402 $639,151 $1,539,124 $1,083,366




Commercial  Commercial
Parcels     Parcels
South of    North of   Unutilized Water     Office
Route 228   Route 228  Parcels    Service   Buildings  Houses      Total
47          22         90                    6
12          8
            2

$192,981    $   -      $2,394,290 $381,773  $1,779,101 $ 3,583,992 $11,969,715



             441,504     (441,504)                         962,828   1,401,530
  31,144     102,151      116,138                        8,968,711  10,875,524
             122,035      122,248                          164,000     209,600
   4,000       8,000       14,400                          164,000     209,600
                                                             3,104       3,596
 228,125     673,690    2,205,572  381,773   1,779,101  13,682,635  24,459,965

 228,125     673,690      361,710  381,773   1,779,101   8,976,190 $14,665,765

$      -    $      -   $1,843,862 $      -  $        - $ 4,706,445 $ 9,794,200

                          511,138                                      571,288

                       $2,355,000                      $ 4,706,445 $10,365,488

                                                                   $ 3,304,043
                                                         4,706,445   4,706,445
                        2,355,000                                    2,355,000
                     $  2,355,000                      $ 4,706,445 $10,365,488

                              F-26

SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2000 AND 1999
(CONTINUED)

Note 12 (Continued)
The following information summarizes development activities for 1999:

                              Sub-
                              stantially
                              Completed
                           Sub-
                           divisions  North     George-  North      Haw-
                           South of   Ridge     towne    Ridge      thorne
                           Route 228  Manor     Manor    Estates    Commons
Total Acres                125        17        15       129        24
Total Lots                 277        45        117      195        96
Unsold Lots                1          7         58       107        70

Balance October 31, 1998   $76,082    $308,638  $414,107 $1,447,336 $1,952,089

1999 Costs Capitalized:
Reclassify Land Costs                            178,310    661,386
Selling, Engineering
  & Supervision              3,023      14,941    56,858    146,745     59,877
Excavation & Construction     (500)      5,942   179,231    104,763        976
Overhead Allocated                                 9,420      9,420      2,352
Interest                         -           -     7,500     16,701          -
Total Accumulated Costs     78,605     329,521   845,426  2,386,351  2,015,294

Less Cost of Lots
  & Houses Sold             78,605     184,693   198,739  1,150,655    404,927

Balance October 31, 1999   $     -    $144,828  $646,687 $1,235,696 $1,610,367

Classification of Costs:
Capitalized Development
  Costs                    $     -    $144,828  $646,687 $1,235,696 $1,610,367
Capitalized House
  Construction Costs
Property Not Currently
  Under Development
Buildings (Rental
  Properties)
Equipment And
  Furnishings (1)
                           $     -    $144,828  $646,687 $1,235,696 $1,610,367

(1) Equipment and
  Furnishings used
   in Development
    and Construction
Other Equipment
  and Furnishings
Total Equipment
  and Furnishings          $     -    $      -  $      - $       -  $        -

Estimated Additional
  Costs to be Incurred
   in Next Five
  Years: (000's)           2000       2001      2002     2003       2004

Land Development           $   1,500  N/A       N/A      N/A        N/A
Building Construction          7,600   1,300    N/A      N/A        N/A
Total                      $   9,100  $1,300    N/A      N/A        N/A

Commercial  Commercial
Parcels   Parcels
South of  North of   Unutilized   Water     Office
Route 228 Route 228  Parcels      Service   Buildings   Houses      Total

47        22         90                     6
12         8
 2

$303,053  $  794,357 $3,038,721   $361,883  $1,779,101  $ 3,606,597 $14,081,964

                       (839,696)
  11,072     150,294     43,940                             954,538   1,441,288
  (1,893)    526,258    137,189     19,890                6,475,814   7,447,670
   4,716       7,068     14,136                             132,000    179,112
                                                             62,871     87,072
 316,948   1,477,977  2,394,290    381,773   1,779,101   11,231,820  23,237,106

 123,967   1,477,977          -          -           -    7,647,828  11,267,391

$192,981  $        - $2,394,290   $381,773  $1,779,101  $ 3,583,992 $11,969,715




$192,981  $        - $        -   $      -  $        -  $         - $ 3,830,559
                                                        $ 3,583,992 $ 3,583,992
                     $2,394,290                                     $ 2,394,290
                                            $1,779,101              $ 1,779,101
                                  $ 381,773                         $   381,773
$192,981  $        - $2,394,290   $ 381,773 $1,779,101  $ 3,583,992 $11,969,715


                                                                    $   381,773
                                                                    $   479,883
                                                                    $   861,656

      SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   OCTOBER 31, 2000 AND 1999
                          (CONTINUED)



Note 13  Business Segment Information
                                     For The Year Ended October 31,   (000's)

                           1999                       2000
                      Development,                      Development,
           Rental &   Construction          Rental &    Construction
           General    & PUC                 General     & PUC
           Operations Activities   Total    Operations  Activities    Total
Gross
Operating
Revenue    $  134     $13,185      $13,319  $   115     $18,680       $18,795

Costs &
Operating
Expenses      108      12,594       12,702       23      15,500        15,523

Depreciation
Expense        33          84          117       19          55            74

Operating
Income
(Loss)         (7)        507          500       73       3,125         3,198

Total
Identi-
fiable
Assets     $3,618     $11,359      $14,977   $2,061      11,213        13,274

Capital
Expendi-
tures           -     $    53      $    53   $    -     $    51       $    51


   Note 14  Operating Leases And Prepaid Rent
   At the time the Company sold its office building to the Borough of Seven Fields, it entered into a lease to lease back the office and maintenance space it requires for its operations.

   This lease has a three-year term with annual rent of $71,244 for each of the years in the three-year period ending November 23, 2002 and the Company prepaid its entire obligation under this lease in the amount of $213,732.

   As a part of the agreement that the Company entered into with HANNA for the sale of its remaining residential properties, the Company will be reimbursed for any unexpired amount of this prepaid rent.


      Note 15  Subsequent Events
   On January 2, 2001, the Company sold all of its remaining residential real estate to Hanna Holdings, Inc. for $6,781,729, and in December 2000 sold its 40 acre undeveloped parcel to HANNA for $580,000. The impact of this transaction is reflected in the Company's statement of net assets in liquidation as a result of the Company's adoption of liquidation accounting at October
31, 2000. Previously, in April 2000, also as a part of the HANNA agreement the Company sold its real estate sales office for $425,000.

   As a result of this transaction with HANNA, the Company with the exception of two commercial parcels, sold all of its operating assets. It is the Company's management's intent to sell these two remaining parcels, complete its remaining business affairs, make final distributions to its debt and shareholders and dissolve the Company as soon as practicable.

      SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   OCTOBER 31, 2000 AND 1999
                          (CONTINUED)



       Note 16  Concentration Of Credit Risks
   The Company's customers are the general public, home builders and smaller businesses for its lots, homes, and commercial properties. The Company has historically extended minimal credit to these customers, and has incurred minimal credit losses. From time to time the Company maintains cash deposits with its principal bank in excess of the FDIC insured limits.


       Note 17  Environmental Matters
   The Company knows of no environmental risks associated with its properties and operations.


   Note 18  Related Party Transactions
   Several of the directors of Seven Fields PA provided the Company with certain legal and professional services and were paid amounts totaling less than $10,000 in 1999 and 2000. One of the Directors of Seven Fields PA has also entered into an agreement with the Company to purchase six of its Georgetown Manor Townhouses at established prices when such units are built.

      SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   INDEX TO ATTACHED EXHIBITS
                       OCTOBER 31, 2000



   EXHIBIT

10.7 Agreement with Hanna Holdings, Inc. for the sale of the Company's residential lots and construction in progress and certain other assets dated December 27, 1999, effective
               January 2, 2001.

27             Financial Data Schedule
