Form 10QSB
period 2001-01-31
SEVEN FIELDS DEVELOPMENT PA INC
filed 2001-03-14
CIK 931429

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
      For the quarterly period ended January 31, 2001.

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

  Yes  XX            No ____


                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
         As of January 31, 2001 there were 2,905,514 shares of the issuer's $1.00 par value common stock outstanding.


Transitional Small Business Disclosure Format
  Yes ____           No  XX

             SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES


                                Form 10-QSB


The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item I  -  Financial Statements

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                AS OF JANUARY 31, 2001 AND OCTOBER 31, 2000

                                 ASSETS

                                            January 31,     October 31,
                                                2001            2000
Cash                                      $     83,540     $     12,380
Temporary investments                        7,667,938        1,859,367
  Total Cash & Temporary Investments      $  7,751,478     $  1,871,747

Accounts and notes receivable, net of
  allowances of $12,268                         26,365          641,426
Capitalized development costs                                 3,304,043
Capitalized house construction costs,                         4,706,445
Prepaid expenses and deposits                                   259,709
Property not currently under development     2,073,207        2,355,000


Property, Buildings &
  Equipment

Equipment and furnishings                                  $   459,573
Accumulated Depreciation                                      (324,290)


  Total Property, Buildings and
    Equipment, Net of Accumulated
      Depreciation                                         $   135,283



      Total Assets                       $   9,851,050     $13,273,653




                    See Notes to Financial Statements

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                AS OF JANUARY 31, 2001 AND OCTOBER 31, 2000

                LIABILITIES AND NET ASSETS IN LIQUIDATION


                                              January 31,       October 31,
                                                  2001            2000
Accrued estimated cost of liquidation     $     760,000    $    760,000
Accounts payable and accrued expenses           109,449         400,466
Accrued estimated costs related to
  developed lots and buildings sold           1,118,254       1,599,719
Mortgages payable                                                55,000
Customer deposits and advances                                  266,728
General unsecured subordinated debt -
  minority investors                          1,337,870       1,734,094


    Total Liabilities                     $   3,325,573    $  4,816,007

  Net Assets in Liquidation               $   6,525,477    $  8,457,646




                     See Notes to Financial Statements

          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
                FOR THE THREE MONTHS ENDED JANUARY 31, 2000


Gross Revenue
Rental income                              $     16,298
Fees & other operating income                     1,013
Water revenue                                     6,259
Developed lot and house sales                 3,189,327
Sale of water assets & office building        2,700,000

                                           $  5,912,897
Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $  2,815,817

Cost of Water Assets &
  Office Building Sold                    $  1,312,164

Other Operating Expenses*                  $    115,148

General & Administrative Expenses*         $    279,891

Depreciation Expense                       $     28,650

     Operating Income                      $  1,361,227


Interest Expense*
Interest Income                            $     30,448

Income Before Provision for Income Taxes   $  1,391,675

Provision for Income Taxes                 $    499,912

Net Income                                 $    891,763

Net Income Per Share,
  Basic and Fully Diluted                       .26



* See details on following page.

                    See Notes to Financial Statements


               SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
                  DETAILS OF OTHER OPERATING EXPENSES,
        GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
               FOR THE THREE MONTHS ENDED JANUARY 31, 2000


Other Operating Expenses
Payroll, payroll taxes and benefits         $    169,271
Repairs & maintenance                             42,107
Utilities                                          9,222
Insurance                                         25,050
Property taxes                                     3,515
Other operating supplies & services               14,510

Total Other Operating Expenses              $    263,675

  Less Costs Capitalized To
    Development and House Construction          (148,527)

      Net Operating Expenses                $    115,148


General And Administrative Expenses
Payroll, payroll taxes and benefits         $    132,897
Professional fees                                 60,657
 Other general and administrative
  expenses                                        98,337
Total General and Administrative
  Expenses                                  $    291,891

  Less Costs Capitalized To
    Development and Construction                 (12,000)

  Net General and Administrative
      Expenses                              $    279,891


Interest Expense
  Total Interest Expense                    $      6,592

  Less Interest Capitalized to
    Development and House
    Construction                                  (6,592)

  Net Interest Expense                      $          0


                    See Notes to Financial Statements

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
             FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2000


Net Assets in Liquidation, October 31, 2000            $     8,457,646

Capitalized development & house construction
 costs incurred                                              1,317,325

Cost of lots and houses sold                                (9,609,606)

Payments on Accounts Receivable                               (615,061)

Cost of equipment, furnishings & prepaid items sold           (394,992)

Transfer of liabilities & customer deposits                    748,193

Payoff of remaining mortgage                                    55,000

Normal changes in accounts payable & accrued expenses          291,017

Increase in cash & temporary investments                     5,879,731

Repayment of subordinated debt                         $       396,224

  Return of capital distribution to shareholders       $    (1,932,169)

Net Assets in Liquidation, January 31, 2001            $     6,525,477


                     See Note To Financial Statements

          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JANUARY 31, 2000


Cash Flows From Operating Activities:
Net income                                  $   891,763
Provision for deferred income taxes             499,912
Depreciation                                     28,650
Capitalized development costs incurred         (799,456)
Capitalized house construction
 costs incurred                              (2,226,855)
Cost of lots & houses sold                    2,728,189
Changes in other assets & liabilities:
 Other assets                                  (286,393)
 Other liabilities                             (250,017)
Net Cash Flows Provided By
  Operating Activities                      $   585,793

Cash Flows From Investing Activities:
Additions to property, buildings and
 equipment
Payments on notes receivable                $    30,205
Sale of property, buildings & equipment       1,303,163
Total Cash Flows Provided By
  Investing Activities                      $ 1,333,368

Cash Flows From Financing Activities:
Repayment of investor debt                  $  (169,811)
Return of capital distribution                 (828,074)
Proceeds from borrowings
Net borrowings on credit lines
Repayments of existing mortgages               (634,645
Total Cash Flows Used In
  Financing Activities                      $(1,632,530)

Net Increase in Cash and
 Temporary Investments                      $   286,631
Cash & Temporary Investments,
 Beginning of Period                        $ 1,252,305
Cash & Temporary Investments,
 End of Period                              $ 1,538,936

Interest Expense Included in Net
 Income Above
Interest Paid & Included in Capitalized
 Development & House Construction Costs     $     6,592

    Total Interest Paid                     $     6,592


                    See Notes to Financial Statements


                    SEVEN FIELDS DEVELOPMENT (PA), INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000

Basis of Presentation

The financial statements included herein have been prepared by the Registrant, without audit, for filing with the Securities and Exchange Commission pursuant to the rules and regulations of said commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects adjustments comprising normal recurring accruals which in the opinion of the Registrant are necessary for the fair statement of the results for the periods indicated. This financial information should be read in conjunction with financial statements and notes thereto included in the Registrant's Annual Report for the two years in the period ended October 31, 2000.

For comparative purposes certain 2000 amounts have been reclassified to conform to the presentation adopted in 2001.

Note 1 Business And Operations

The Company's major activities prior to January 2, 2001 were the development of its undeveloped property located in Seven Fields Borough, Butler County, PA, and prior to November 1999 the operation of the municipal water service in Seven Fields Borough. Prior to January 1998, the Company also rented townhouses located in Seven Fields Borough. Since 1987, the Company sold these townhouses as individual residences and in January 1998 sold the remaining 65 townhouses in a bulk sale. All of these activities focus on the single goal of maximizing the assets of the Company and ultimately distributing such assets to its Investors in complete liquidation at the earliest appropriate time.

Since the bankruptcy Reorganization in 1987, the Company has sold four rental properties, repaid five million dollars of debt other than Company Debt, and returned approximately $17.5 million to its Investors.

Liquidation Plan

On January 2, 2001 the Company consummated the sale of all of its remaining residential properties at Seven Fields, Butler County, Pennsylvania and Nevillewood, Allegheny County, Pennsylvania to Hanna Holdings, Inc. ("HANNA").

Effective January 2, 2001, with the consummation of the sale of its residential real estate assets to HANNA, the Company ceased all operating activities. All of its employees except certain officers and board members terminated their employment with the Company. All former employees of the Company were offered employment with HANNA at the time of this sale.

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

         SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2001

Note 1 Continued

The Plan Of Reorganization And The Company Subsequent to November 7, 1987

The following summary of the Plan applies to Seven Fields PA's operating subsidiary, the Trust, and not to the capital structure of Seven Fields PA, since the reorganization which was consummated in 1995 resulted in the exchange of 83% of the Investor Debt and Stock for common stock of Seven Fields PA.

The Plan on November 7, 1987, transferred 100% ownership of the Debtors from the four former stockholders to the more than 2,600 Investors, merged the four debtors into the surviving corporation, removed the former shareholders from involvement in the management or ownership of the reorganized company, and required the repayment in full of all debt, secured and unsecured, to creditors on the same terms as agreements then in existence. The Plan also, despite assets with a fair market value far less than the obligation of the Company to the Investors, did not reduce the face amount of the Company's obligation to those Investors. The liability to the Investors, representing 95% of the Investors' claims, remained a general unsecured debt of the Company and the Company waived discharge of such debt. These non-discharged debts are subordinated to any existing liens and priorities and any future secured debt, and the claimant-creditor, his heirs, assigns or successors, may not file suit or take any judgement, or undertake any collection activities.

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

Since, at October 31, 2000, the Company could reasonably estimate the funds that will be available to distribute to the debt holders, the Company reduced its general unsecured debt by $6,805,356 to $1,734,094 in accordance with its adoption of the liquidation basis of accounting at October 31, 2000. As a result of this adjustment to reduce the general unsecured debt to the amount estimated to be paid on such debt, the Company has increased its shareholder equity by $6,805,356 to $8,457,646, the amount that the Company's management believes will be distributed to the Company's shareholders prior to liquidation and dissolution. With the adoption of liquidation accounting at October 31, 2000, shareholders' equity is renamed net assets in liquidation and adjustments to net assets in liquidation are recorded to reflect conversion of assets and liabilities on a going concern basis of accounting (primarily historic cost) to net assets in liquidation (primarily the fair market value of assets and the amounts at which liabilities are estimated to be settled).

          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2001


Note 2 Summary of Significant Accounting Policies

As a result of the imminency of complete liquidation, the Company adopted the liquidation basis of accounting effective October 31, 2000. This basis of accounting is considered appropriate when, among other things, liquidation of a company seems imminent and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The conversion from the going concern to liquidation basis accounting has required management to make significant estimates and judgements. In order to record assets at estimated net realizable values and liabilities at estimated settlement amounts under liquidation basis accounting on October 31, 2000, the Company recorded the following adjustments (1) recorded estimated net profit from the sale of the remaining residential real estate to HANNA and the two remaining commercial parcels in the amount of $476,054, (2) recorded the estimated cost of liquidation and dissolution in the amount of $760,000,
(3) recorded a net reduction in the Company's general unsecured debt of $6,805,356 to reflect the total residual amount of funds available for final repayment of such debt.

Additionally, during the fiscal years preceding the adoption of liquidation basis accounting, the Company has attempted to estimate and accrue for obligations related to its responsibilities to various governmental agencies and others relating to its activities as a developer and home builder.

On December 15, 2000, the Company distributed $2,328,393 to debtholders and shareholders. It is the Company's intent to distribute substantially all of the proceeds from the HANNA transaction, except those amounts necessary to fund its obligations during the liquidation period, during the second quarter of 2001.

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

          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2001


Use of Estimates

The presentation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported at the date of the financial statements for assets, liabilities, revenues and expenses and disclosures of contingencies. Actual results could differ from those estimates. The Company makes significant estimates related to common area development costs that it expects to incur in the future, and costs to complete specific subdivision of lots from which lots are being sold. In recording the liquidation adjustments upon adoption of liquidation accounting at October 31, 2000, the Company's management made significant estimates related to the disposition of the Company's remaining properties, settlements of its liabilities and the costs to be incurred upon dissolution.

Cash And Cash Equivalents (Cash And Temporary Investments)

For purposes of the statement of cash flows, the Company considers all highly liquid investments, not otherwise restricted, with a maturity of three months or less at the time of purchase to be cash equivalents.

Minority Interest

Seven Fields PA owns, through its subsidiary Seven Fields DEL, 83% of the outstanding shares of the Trust resulting in a 17% minority interest. Under generally accepted accounting principles, it is not appropriate to reflect a negative (i.e. a debit balance) minority interest in a balance sheet. Therefore, in the balance sheet of Seven Fields PA there is no minority interest reflected because there is a capital deficiency in the Trust. Similarly, there is no minority interest provision reflected in Seven Fields PA's statement of operations because of such capital deficiency. Although 17% of any future earnings of the Trust will accrue to the benefit of the minority shareholders of the Trust, no such minority interest will be reflected in the statement of operations so long as the Trust continues to have capital deficiency, and as a result a negative minority interest.

Under the liquidation basis of accounting adopted by the Company at October 31, 2000, a minority interest is also not reflected in the statement of net assets in liquidation or the statement of operations and changes in net assets in liquidation because although the general unsecured debt is reduced to the amount at which it is estimated by the Company's management that it will be settled, the obligation by the Company continues to exist to pay to the debt holders any funds that may come available in the future as the Company proceeds to the point of complete liquidation and dissolution. Therefore, at the subsidiary (Trust) level if changes occur to management's liquidation adjustment estimates during the period subsequent to October 31, 2000, any such adjustments will adjust the settlement amount of the general unsecured debt prior to adjusting net assets available for distributions to the Trust' shareholders. And because the size of this debt is so large, it is clear that there will never be sufficient net assets so as to create a positive net equity in the trust.

          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2001

Earnings Per Share

Earnings per share have been calculated to exclude the effect of the earnings which accrue to the benefit of the minority shareholders, although under generally accepted accounting principles such minority interests may not be reflected in the balance sheet or statement of operations so long as the capital deficiency exists in the Trust.

The computation of earnings per share for the three months ended January
31, 2000 is as follows:
   Consolidated Net Income                                $   891,763
   Less Net Income Accruing to Minority Interest
     In Trust (17%)                                           148,153

   Net Income Applicable to Seven Fields
     PA Shareholders                                      $   743,610

   Weighted Average Shares Outstanding                      2,905,514

   Earnings per Share, Basic and Diluted                          .26

Part I - Item 2 Management Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to an agreement signed in December, 1999, the sale to Hanna Holdings, Inc. occurred on January 2, 2001, generating gross proceeds of nearly $6.8 million. Assets sold included the remaining residential developed lots for nearly $2.9 million, completed and under construction dwelling units at Seven Fields and Nevillewood for almost $3.6 million and home construction equipment, plans, and prepaid expenses for nearly $300,000. The Company paid Hanna Holdings, Inc. over $449,000 for future development liabilities associated with the lots purchased and forwarded almost $182,000 for customer deposits on lot and house agreements. Additionally, selling costs associated with the transaction were over $87,000. Therefore, net proceeds available from the transaction were approximately $6.1 million.

Pursuant to the same agreement, a 40 acre undeveloped parcel south of Route 228 was sold to Hanna Holdings, Inc. in December, 2000 for $580,000 and a real estate sales center building was sold in the prior fiscal year for $425,000.

In December, 2000, the Company repaid over $2.3 million of general unsecured debt and as a distribution on its shares, and subsequent to the first quarter of 2001, in February 2001, the Company repaid an additional $5.3 million.

Part II - Item 1     Legal Proceedings

None.

          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2001


Part II - OTHER INFORMATION

Item 6.       Exhibits and Other Reports on Form 8-K

    (a) Exhibits
              None

    (b) Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter
             ended January 31, 2001.




                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          Seven Fields Development(PA), Inc.



Date: March 14, 2001       By:PAUL VOYTIK, PRESIDENT
                              Paul Voytik, President



Date: March 14, 2001       By:LYNN HOFFMAN-KYLE, CHIEF FINANCIAL OFFICER
                              Lynn Hoffman-Kyle, Chief Financial Officer