Form 10QSB
period 2001-04-30
SEVEN FIELDS DEVELOPMENT PA INC
filed 2001-06-19
CIK 931429

1:
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934
      For the quarterly period ended April 30, 2001.

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

  Yes  XX            No ____

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     As of April 30, 2001 there were 2,905,514 shares of the
         issuer's $1.00 par value common stock outstanding.
                                Transitional Small Business
Disclosure Format
  Yes ____           No  XX
      SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES


                       Form 10-QSB


The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item I  -  Financial Statements

           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                AS OF APRIL 30, 2001 AND OCTOBER 31, 2000

                                 ASSETS


          2001            2000
Cash
    $    37,821   $     12,380
Temporary investments                                  2,133,762
   1,859,367
  Total Cash & Temporary Investments    $ 2,171,583   $ 1,871,747

Accounts and notes receivable, net of
  allowances of $12,268
21,372        641,426
Capitalized development costs
       3,304,043
Capitalized house construction costs,
   4,706,445
Prepaid expenses and deposits
        259,709
Property not currently under
  development
2,075,027      2,355,000

Property, Buildings &
  Equipment
Equipment and furnishings
        $   459,573
Accumulated Depreciation
             (324,290)

  Total Property, Buildings and
    Equipment, Net of Accumulated
      Depreciation
___________    $   135,283


      Total Assets                                               $
4,267,982    $13,273,653

[FN]




               See Notes To Financial Statements

       SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
             STATEMENT OF NET ASSETS IN LIQUIDATION
           AS OF APRIL 30, 2001 AND OCTOBER 31, 2000

             LIABILITIES AND NET ASSETS IN LIQUIDATION
                          LIABILITIES



     2001           2000
Accrued estimated cost of liquidation     $  760,000  $   760,000
Accounts payable and accrued expenses  126,715       400,466
Accrued estimated costs related to
  developed lots and buildings sold             839,969
1,599,719
Mortgages payable
                55,000
Customer deposits and advances
266,728
General unsecured subordinated debt -
  minority investors
432,215    1,734,094


  Total Liabilities
$2,158,899  $ 4,816,007

  Net Assets in Liquidation                        $2,109,083  $
8,457,646

 [FN]










               See Notes to Financial Statements

          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
                FOR THE THREE MONTHS ENDED APRIL 30, 2000


      2001
Gross Revenue
Rental income                                              $
14,500
Fees & other operating income                          6,967
Developed lot and house sales                    1,911,703
                                                                 $
1,933,170
Costs & Expenses
Cost of Developed Lots &
  Houses Sold                                             $
1,718,673

Cost of Water Assets &
  Office Building Sold                                    $
11,205

Other Operating Expenses*                        $     92,878

General & Administrative Expenses*        $    239,683

Depreciation Expense                                  $      16,597


     Operating Income (Loss)                       $   (145,866)



Interest Expense*
(16)
Interest Income                                             $
16,783

Loss Before Provision
   for Income Taxes                                       $
(129,099)

Provision for Income Taxes                        $     (5,376)

Net Loss                                                         $
 (134,475)

Net Income Per Share,
  Basic and Fully Diluted
  (.04)

Weighted Average Number of shares          2,905,514

* See details on following page.

               See Notes to Financial Statements

         SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
                  DETAILS OF OTHER OPERATING EXPENSES,
        GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
               FOR THE THREE MONTHS ENDED APRIL 30, 2000


Other Operating Expenses
Payroll, payroll taxes and benefits         $     155,458
Repairs & maintenance                                    50,067
                                                              5,240
Insurance
  25,050
Property taxes
  2,700
Other operating supplies & services              14,121

Total Other Operating Expenses            $     252,636

  Less Costs Capitalized To
  Development and House Construction    (159,758)

      Net Operating Expenses                     $      92,878

General And Administrative Expenses
Payroll, payroll taxes and benefits         $     105,247
Professional fees
32,978
Other general and administrative
  expenses
113,458
Total General and Administrative
 Expenses                                                   $
251,683

  Less Costs Capitalized To
    Development and Construction                  (12,000)

  Net General and Administrative
      Expenses                                              $
239,683

Interest Expense
  Total Interest Expense                            $       1,216

  Less Interest Capitalized to
    Development and House
    Construction
(1,200)
  Net Interest Expense                              $          16

[FN]
                    See Notes to Financial Statements

         SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
     FOR THE THREE AND SIX MONTH PERIODS ENDED APRIL 30, 2001

                                                              Three
              Six

Months             Months
Net Assets in Liquidation,
  Beginning Balance                         $   6,525,477    $
8,457,646

Capitalized development & house
  construction costs incurred           $       1,820        $
1,319,145

Cost of lots and houses sold
  (9,609,606)

Payments on Accounts Receivable        (4,993)
(620,054)

Cost of equipment, furnishings
  & prepaid items sold
             (394,992)

Transfer & reduction of liabilities
  and customer deposits                        278,285
1,026,478

Payoff of remaining mortgage
          55,000

Normal changes in accounts payable and
   accrued expenses                                 (17,266)
         273,751

    299,836

Distribution to shareholders                   905,655
 1,301,879

  Return of capital distribution
    to shareholders                             $  (4,416,394)
 $  (6,348,563)

Net Assets in Liquidation,
  April 30, 2001                                    $   2,109,083
     $   2,109,083

         [FN]

                     See Note To Financial Statements

                       SEVEN FIELDS DEVELOPMENT (PA), INC. AND
SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOW
               FOR THE SIX MONTHS ENDED APRIL 30, 2000

Cash Flows From Operating Activities:
Net income
$   757,288
              505,288
                                                          45,247
  (1,122,273)
Capitalized house construction
 costs incurred
(4,234,802)
Cost of lots & houses sold                                4,394,219

Changes in other assets & liabilities:
 Other assets
    (306,468)
                                                  (175,259)
Net Cash Flows Used In
Operating Activities                                           $
(136,760)

Cash Flows From Investing Activities:
Additions to property, buildings and
equipment
$   (50,207)
Payments on notes receivable                              121,348

Sale of property, buildings & equipment           1,306,157
Total Cash Flows Provided By
Investing Activities                                            $
1,377,298

Cash Flows From Financing Activities:
Repayment of investor debt                              $
(169,811)
Return of capital distribution
(828,074)
Repayments of existing mortgages                    (866,970)
Total Cash Flows Used In
  Financing Activities
$(1,864,855)

Net Decrease in Cash and
 Temporary Investments                                     $
(624,317)
Cash & Temporary Investments,
 Beginning of Period                                           $
1,252,305
Cash & Temporary Investments,
 End of Period
  $   627,988

Interest Expense Included in Net
 Income Above
$        16
         Interest Paid & Included in Capitalized
 Development & House Construction Costs          7,792
    Total Interest Paid
$     7,808

[FN]
                    See Notes to Financial Statements

          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                FOR THE SIX MONTHS ENDED APRIL 30, 2000


Retained earnings - beginning                             $
7,009,192

Net income for the six months ended April 30             757,288

Retained earnings - ending                                    $
7,766,480

          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
                FOR THE SIX MONTHS ENDED APRIL 30, 2000


     2000
Gross Revenue
Rental income                                       $     30,798
Fees & other operating income                     7,980
Water revenue                                               6,259
Developed lot & house sales                  5,101,030
Sale of water assets & office building   2,700,000
                                                            $
7,846,067
Costs & Expenses
Cost of Developed Lots &
  Houses Sold                                              $
4,534,490

Cost of Water Assets &
  Office Building Sold                                   $
1,323,369

Other Operating Expenses*                       $    208,026

General & Administrative Expenses*       $    519,574

Depreciation Expense                                 $     45,247


     Operating Income                                    $
1,215,361

Interest Expense*                                             (16)

Interest Income                                             $
47,231

Income Before Provision
   for Income Taxes                                       $
1,262,576
        Provision for Income Taxes                        $
(505,288)

Net Income                                                    $
757,288

Net Income Per Share,
  Basic and Fully Diluted                                    .22

Weighted Average Number of shares             2,905,514

[FN]
* See details on following page.



                    See Notes to Financial Statements

         SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
                  DETAILS OF OTHER OPERATING EXPENSES,
        GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
            FOR THE SIX MONTHS ENDED APRIL 30, 2000


2000
Other Operating Expenses
Payroll, payroll taxes and benefits     $ 324,729
Repairs & maintenance                            92,174
Utilities
14,462
Insurance                                                    50,100
Property taxes                                               6,215
Other operating supplies & services      28,631

Total Other Operating Expenses          $ 516,311

  Less Costs Capitalized To
 Development and House Construction   (308,285)

      Net Operating Expenses                  $ 208,026

General And Administrative Expenses
Payroll, payroll taxes and benefits        $ 238,144
Professional fees                                          93,635

Other general and administrative
  expenses
211,795
        Total General and Administrative
  Expenses                                                $ 543,574

  Less Costs Capitalized To
    Development and Construction          (24,000)

  Net General and Administrative
      Expenses                                          $ 519,574

Interest Expense
  Total Interest Expense                          $   7,808

  Less Interest Capitalized to
    Development and House
    Construction                                            (7,792)

  Net Interest Expense                            $      16

[FN]

                    See Notes to Financial Statements

                    SEVEN FIELDS DEVELOPMENT (PA), INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED APRIL 30, 2001 AND 2000

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

Note 1 Business And Operations

The Company's major activities prior to January 2, 2001 were the development of its undeveloped property located in Seven Fields Borough,
Butler County, PA, and prior to November 1999 the operation of the municipal water service in Seven Fields Borough. Prior to January 1998, the Company also rented townhouses located in Seven Fields Borough. Since 1987, the Company sold these townhouses as individual residences and in January 1998 sold the remaining 65 townhouses in a bulk sale. All of these activities focus on the single goal of maximizing the assets of the Company and ultimately distributing such assets to its Investors in complete liquidation at the earliest appropriate time.
Since the bankruptcy Reorganization in 1987, the Company has sold four rental properties, repaid five million dollars of debt other than Company
Debt, and returned approximately $24 million to its Investors.

Liquidation Plan

On January 2, 2001 the Company consummated the sale of all of its remaining residential properties at Seven Fields, Butler County, Pennsylvania and Nevillewood, Allegheny County, Pennsylvania to
Hanna
Holdings, Inc. ("HANNA").

Effective January 2, 2001, with the consummation of the sale of its residential real estate assets to HANNA, the Company ceased





                    SEVEN FIELDS DEVELOPMENT (PA), INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED APRIL 30, 2001 AND 2000

Note One (Continued)

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



                    SEVEN FIELDS DEVELOPMENT (PA), INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED APRIL 30, 2001 AND 2000

Note One (Continued)

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












          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED APRIL 30, 2001 AND 2000


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

On December 15, 2000, the Company distributed $2,328,393 to debtholders and shareholders and on February 9, 2001, an additional $5,322,040 was distributed. The latter amount represents substantially all of the proceeds from the HANNA transaction, except those amounts necessary to fund its obligations during the liquidation period.

The amount and timing of any future distributions on the debt and stock subsequent to the distribution of most of the HANNA proceeds will depend upon a variety of factors including, but not limited to the actual proceeds from the sale of the two remaining commercial parcels and any other net assets, the ultimate settlement amount of the Company's liabilities and obligations, and the actual costs incurred in connection with carrying outthe plan of liquidation.







          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE SIX MONTHS ENDED APRIL 30, 2001 AND
2000


Note 2 Continued


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





          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED APRIL 30, 2001 AND 2000

Note 2 Continued

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

Under the liquidation basis of accounting adopted by the Company at October 31, 2000, a minority interest is also not reflected in the statement of net assets in liquidation or the statement of changes in net assets in liquidation because although the general unsecured debt is reduced to the amount at which it is estimated by the Company's management that it will be settled, the obligation by the Company continues to exist to pay to the debt holders any funds that may come available in the future as the Company proceeds to the point of complete liquidation and dissolution. Therefore, at the subsidiary (Trust) level if changes occur to management's liquidation adjustment estimates during the period subsequent to October 31, 2000, any such adjustments will adjust the settlement amount of the general unsecured debt prior to adjusting net assets available for distributions to the Trust' shareholders. And because the size of this debt is so large, it is clear that there will never be sufficient net assets so as to create a positive net equity in the trust.

Earnings Per Share

Earnings per share have been calculated to exclude the effect of the earnings which accrue to the benefit of the minority shareholders, although under generally accepted accounting principles such minority interests may not be reflected in the balance sheet or statement of operations so long as the capital deficiency exists in the Trust.





          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED APRIL 30, 2001 AND 2000

The computation of earnings per share for the three months ended
April
30, 2000:



   Net Loss                                  $  (134,475)
   Less Net Loss Accruing to
     Minority Interest In Trust                   22,341

   Net Income (Loss) Applicable to
     Seven Fields PA Shareholders            $  (112,134)

   Weighted Average Shares Outstanding         2,905,514

   Earnings per Share, Basic and Diluted            (.04)


The computation of earnings per share for the six months ended
April 30,
2000:



   Net Income                                $   757,288
   Less Net Income Accruing to
     Minority Interest In Seven
     Fields Development Company                  125,812

   Net Income Applicable to
     Seven Fields PA Shareholders            $   631,476

   Weighted Average Shares Outstanding         2,905,514

   Earnings per Share, Basic and Diluted             .22













         SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTH PERIOD ENDED APRIL 30, 2001 AND 2000


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

In December, 2000, the Company repaid over $2.3 million of general unsecured debt and as a distribution on its shares, and in February 2001, the Company repaid an additional $5.3 million.

Part II - Item 1     Legal Proceedings

None.
















         SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTH PERIOD ENDED APRIL 30, 2001 AND 2000


Part II - OTHER INFORMATION

Item 6.       Exhibits and Other Reports on Form 8-K

    (a) Exhibits
              None

    (b) Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended
April 30, 2001.




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     Seven Fields Development(PA), Inc.



Date: June 11, 2001

By: PAUL VOYTIK, PRESIDENT
   Paul Voytik, President



Date:June 11, 2001

By: LYNN HOFFMAN-KYLE, CHIEF FINANCIAL OFFICER
   Lynn Hoffman-Kyle, Chief Financial Officer