Form 10QSB
period 2001-07-31
SEVEN FIELDS DEVELOPMENT PA INC
filed 2001-09-13
CIK 931429

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934
              For the quarterly period ended July 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

    For the transition period from ........... to ............
                     Commission File No. 33-85102

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

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes  XX            No ___


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of July 31, 2001 there were 2,905,514 shares of the issuer's beneficial interests outstanding

         Transitional Small Business Disclosure Format
                    Yes ____           No  XX


              SEVEN FIELDS DEVELOPMENT (PA), Inc.
                          Form 10-QSB
        FOR THE NINE MONTHS ENDED JULY 31, 2001 AND 2000


PART I  -  Financial Information



The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item 1  -  Financial Statements

      SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
            AS OF JULY 31, 2001 AND OCTOBER 31, 2000

                             ASSETS


                                        2001            2000


Cash                               $     72,328    $      12,380
Temporary investments                 1,880,220        1,859,367
  Total Cash &
    Temporary Investments          $  1,952,548    $   1,871,747

Accounts & notes receivable,
  net of allowances of $12,268           14,171          641,426
Capitalized development costs                          3,304,043
Capitalized house construction costs                   4,706,445
Prepaid expenses and deposits                            259,709
Property not currently under
  development                         2,073,207        2,355,000

Property, Buildings & Equipment
Equipment and furnishings                          $     459,573
Accumulated Depreciation                                (324,290)

Total Property, Buildings & Equipment,
  Net Of Accumulated Depreciation                  $     135,283

    Total Assets                   $  4,039,926    $  13,273,653



                See Notes To Financial Statements


\



                           LIABILITIES



                                        2001           2000

Accrued estimated cost of liquidation   $  527,590     $  760,000
Accounts payable and accrued expenses      101,763        400,466
Accrued estimated costs related to
  developed lots and buildings sold        869,275      1,599,719
Mortgages payable                                          55,000
Customer deposits and advances                            266,728
General unsecured debt - minority
  investors                                432,215      1,734,094

    Total Liabilities                    1,930,843      4,816,007

Net Assets in Liquidation                2,109,083      8,457,646























                See Notes to Financial Statements




       SEVEN FIELDS DEVELOPMENT (PA) INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
     FOR THE THREE AND NINE MONTH PERIODS ENDED JULY 31, 2001



                                              Three      Nine
                                              Months     Months

Net Assets in Liquidation,
  Beginning Balance                         $2,109,083  $8,457,646
Capitalized development & house construction
   costs incurred                                        1,319,145
Cost of lots and houses sold                            (9,609,606)
Payments on accounts receivable                 (7,201)   (627,255)
Cost of equipment, furnishings
   and prepaid items sold                                 (394,992)
Transfer & reduction of liabilities
  and customer deposits                                  1,026,478
Payoff of remaining mortgage                                55,000
Changes in accounts payable
  and accrued expenses                         226,236     499,987
Increase (decrease) in cash
  and temporary investments                   (219,035)     80,801
Repayment of General Unsecured Debt                      1,301,879

  Return of capital distribution            $        0  (6,348,563)

Net assets in Liquidation, Ending Balance   $2,109,083  $2,109,083













                See Notes to Financial Statements
  SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
        FOR THE THREE MONTHS ENDED JULY 31, 2000


                                          2000
Gross Revenue
Rental income                             $     8,733
Fees & other operating income                  57,857
Water revenue                                   2,891
Developed lot and house sales               3,917,539
Sale of office building                       425,000

                                          $ 4,412,020

Costs & Expenses
Cost of Developed Lots &
  Houses Sold                             $ 3,526,372

Cost of Office Building Sold              $   503,270

Other Operating Expenses*                 $    61,321

General & Administrative Expenses*        $   189,981

Depreciation Expense                      $    14,085

     Operating Income                     $   116,991

Interest Income                           $    19,289

Income Before Provision
  for Income Taxes                        $   136,280

Provision for Income Taxes                $    54,585

Net Income                                $    81,695

    Net Income Per Share,
     Basic and Fully Diluted              $       .02

Weighted Average Number of Shares           2,905,514

* See details on following page.

                See Notes to Financial Statements


       SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
             DETAILS OF OTHER OPERATING EXPENSES AND
               GENERAL AND ADMINISTRATIVE EXPENSES
             FOR THE THREE MONTHS ENDED JULY 31, 2000


                                                  2000


Other Operating Expenses
Payroll, payroll taxes and benefits               $   174,844
Repairs & maintenance                                  29,874
Utilities                                               2,691
Insurance                                              24,850
Property taxes                                          1,594
Other operating supplies & services                     8,960

Total Other Operating Expenses                    $   242,813

Less Expenses Capitalized To
  Development and Construction                       (181,492)

Net Other Operating Expenses                      $    61,321


General And Administrative Expenses
Payroll, payroll taxes and benefits               $    90,636
Professional fees                                      14,715

Other general and administrative
  expenses                                             96,630


Total General and Administrative
  Expenses                                        $   201,981

Less Expenses Capitalized To
  Development and Construction                        (12,000)
Net General and Administrative
  Expenses                                        $   189,981



                See Notes to Financial Statements



       SEVEN FIELDS DEVELOPMENT (PA) INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
              FOR THE NINE MONTHS ENDED JULY 31, 2000


                                             2000
Gross Revenue
Rental income                                $    39,531
Fees & other operating income                     65,837
Water revenue                                      9,150
Developed lot and house sales                  9,018,569
Sale of water assets & office buildings        3,125,000

                                             $12,258,087

Costs & Expenses
Cost of Developed Lots & Houses Sold         $ 8,060,862

Cost of Water Company
 and Office Buildings Sold                   $ 1,826,639

Other Operating Expenses*                    $   269,347

General & Administrative Expenses*           $   709,555

Depreciation Expense                         $    59,332

     Operating Income                        $ 1,332,352

Interest Expense*                            $       (16)
Interest Income                              $    66,520

Income Before
  Provision for Income Taxes                 $ 1,398,856

Provision for Income Taxes                   $   559,873

    Net Income                               $   838,983

    Net Income Per Share,
     Basic and Fully Diluted                 $       .24

Weighted Average Number of Shares              2,905,514

* See details on following page

                 See Notes to Financial Statements
                   SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
                 DETAILS OF OTHER OPERATING EXPENSES
      GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
               FOR THE NINE MONTHS ENDED JULY 31, 2000

                                                                     2000
Other Operating Expenses
Payroll, payroll taxes and benefits               $   499,573
Repairs & maintenance                                 122,048
Utilities                                              17,153
Insurance                                              74,950
Property taxes                                          7,809
Other operating supplies & services                    37,591

  Total Other Operating Expenses                  $   759,124

   Less Expenses Capitalized To
    Development and Construction                     (489,777)

   Net Other Operating Expenses                   $   269,347

General And Administrative Expenses
Payroll, payroll taxes and benefits               $   328,780
Professional fees                                     108,350

Other general and administrative expenses             308,425

   Total General and Administrative Expenses      $   745,555

   Less Expenses Capitalized To
    Development and Construction                      (36,000)

   Net General and Administrative Expenses        $   709,555

Interest Expense
Total Interest Expense                            $     7,808

Less Interest Capitalized to
   Development and House Construction             $    (7,792)

      Net Interest Expense                        $        16


                See Notes To Financial Statements
        SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                      (GOING CONCERN BASIS)
              FOR THE NINE MONTHS ENDED JULY 31, 2000






Retained earnings - beginning                    $   7,009,192

Net income for the nine month period                   838,983

Retained earnings - ending                       $   7,848,175





















                See Notes To Financial Statements












       SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS(GOING CONCERN BASIS)
             FOR THE NINE MONTHS ENDED JULY 31, 2000
                                                               2000
Cash Flows From Operating Activities:
Net income                                        $   838,983
Provision for deferred income taxes                   559,873
Depreciation                                           59,332
Capitalized development costs incurred             (1,681,626)
Capitalized house construction
  costs incurred                                   (6,922,106)
Cost of lots & houses sold                          7,893,123
Changes in other assets & liabilities:
  Other assets                                       (162,449)
  Other liabilities                                  (246,097)
Net Cash Flows Provided By
  Operating Activities                            $   339,033

Cash Flows From Investing Activities:
Additions to property, buildings and
  equipment                                       $   (50,207)
Payments on notes receivable                          128,848
Sale of property, buildings & equipment             1,805,127
Total Cash Flows Provided By
  Investing Activities                            $ 1,883,768

Cash Flows From Financing Activities:
Repayment of investor debt                        $  (169,811)
Repayment of loans payable                           (828,074)
Repayment of existing mortgages                      (866,970)
   Total Cash Flows Used In
     Financing Activities                         $(1,864,855)

Net Increase in Cash And
  Temporary Investments                           $   357,946
Cash & Temporary Investments,
  Beginning of Period                             $ 1,252,305
Cash & Temporary Investments,
  End of Period                                   $ 1,610,251

Interest Expense Included in
  Net Income Above                                $        16
Interest Paid & Included in Capitalized
  Development & House Construction Costs                7,792

Total Interest Paid                               $     7,808


                See Notes To Financial Statements
      SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED JULY 31, 2001

Basis of Presentation

The financial statements included herein have been prepared by the Registrant, without audit, for filing with the Securities and Exchange Commission pursuant to the rules and regulations of said commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects adjustments comprising normal recurring accruals which in the opinion of the Registrant are necessary for the fair statement of the results for the periods indicated. This financial information should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report for the two years in the period ended October 31, 2000.

For comparative purposes, certain 2000 amounts have been reclassified to conform to the presentation adopted in 2001.

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

Since the bankruptcy Reorganization in 1987, the Company has sold four rental properties, repaid five million dollars of debt other than Company Debt, and returned approximately $24 million to its Investors through debt repayments.

Liquidation Plan

On January 2, 2001 the Company consummated the sale of all of its remaining residential properties at Seven Fields, Butler County, Pennsylvania and Nevillewood, Allegheny County, Pennsylvania to
Hanna Holdings, Inc. (HANNA).

Effective January 2, 2001, with the consummation of the sale of its residential real estate assets to HANNA, the Company ceased



      SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED JULY 31, 2001

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

With the conclusion of this sale the Company's principal assets consist of cash and temporary investments which it intends except for amounts required to be withheld for meeting its other liabilities and the estimated expenses of liquidation and dissolution, to distribute to the holders of its general unsecured debt, and two remaining commercial parcels that it expects to sell during 2001.

The Plan Of Reorganization & The Company Subsequent to November
7, 1987

The Plan on November 7, 1987, transferred 100% ownership of the Debtors from the four former stockholders to the more than 2,600 Investors, merged the Debtors into the Company, removed the former shareholders from having involvement in the management or ownership of the reorganized company, and required the repayment in full of all debt secured to the creditors on the same terms then in existence. The Plan also, despite assets with a fair market value far less than the obligation of the Company to the Investors, did not reduce the face amount of the Company's obligation to those Investors. The liability to the Investors, representing 95% of the Investors' claims, remained a general unsecured debt of the Company and the Company waived discharge of such debt. These non-discharged debts are subordinated to any existing liens and priorities and any future secured debt, and the claimant-creditor, his heirs, assigns or successors, may not file suit or take any judgement, or undertake any collection activities.








      SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED JULY 31, 2001

Note One (Continued)

The general, unsecured debt issued to the Investors bears no interest and is subordinate to existing and future secured debt of the Company. As indicated above, the Plan specified that this debt would be paid as soon as possible. Since, at October 31, 2000, the Company could reasonably estimate total funds which will be available to distribute to the holders of its general unsecured debt, the Company has reduced its general unsecured debt by $40,022,088 to $10,196,967 in accordance with its adoption of the liquidation basis of accounting at October 31, 2000. Upon liquidation, payment of this general, unsecured debt ranks behind payment of existing and future secured debt of the Company but before payment to holders of Company Shares.

The restructuring effected in 1995, on a consolidated basis and at the parent company level, eliminated 83% of the debt outstanding to Investors through their exchange of their debt for common stock of Seven Fields (PA), Inc.

Because of the requirement of retaining proportionality and the priority of the debt over Company shares, the debt prior to the adoption of the liquidation basis of accounting at October 31, 2000, has remained unchanged at the Company level, although 83% of such debt is held by the Company's parent.

Note 2 Summary of Significant Accounting Policies

As a result of the imminency of complete liquidation, the Company adopted the liquidation basis of accounting effective October 31, 2000. This basis of accounting is considered appropriate when, among other things, liquidation of a company seems imminent and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The conversion from the going concern to liquidation basis accounting has required management to make significant estimates and judgements. In order to record assets at estimated net realizable values and liabilities at estimated settlement amounts under liquidation basis accounting on October 31, 2000, the Company recorded the following adjustments (1)recorded estimated net profit from the sale of the remaining residential real estate to HANNA and the two remaining commercial parcels in the amount of $476,054, (2) recorded the estimated cost of liquidation and dissolution in the amount of $760,000, (3) recorded a net reduction in the Company's general unsecured debt of $40,022,088 to reflect the total residual amount of funds available for final repayment of such debt.



      SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED JULY 31, 2001

Note Two (Continued)

Additionally, during the fiscal years preceding the adoption of liquidation basis accounting, the Company has attempted to estimate and accrue for obligations related to its responsibilities to various governmental agencies and others relating to its activities as a developer and home builder.

On December 15, 2000, the Company distributed $2,328,393 to debtholders and on February 9, 2001, an additional $5,322,040 was distributed. The latter amount represents substantially all of the proceeds from the HANNA transaction, except those amounts necessary to fund the Company's obligations during the liquidation period.

The amount and timing of any future distributions on the debt subsequent to the distribution of most of the HANNA proceeds will depend upon a variety of factors including, but not limited to the actual proceeds from the sale of the two remaining commercial parcels and any other net assets, the ultimate settlement amount of the Company's liabilities and obligations, and the actual costs incurred in connection with carrying out the plan of liquidation.

It is possible, that at some date before the liquidation plan has been completed that the Company will form a liquidating trust and the remaining net assets will be transferred to the trust so as to more efficiently facilitate the plan of liquidation. If such a liquidating trust is utilized any assets remaining at the conclusion of the liquidation plan would be distributed by the trust as a final payment on the balance of the general unsecured debt.

Use of Estimates

The presentation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported at the date of the financial statements for assets, liabilities, revenues and expenses and disclosures of contingencies. Actual results could differ from those estimates. The Company makes significant estimates related to common area development costs that it expects to incur in the future, and costs to complete specific subdivision of lots from which lots are being sold. In recording the liquidation adjustments upon adoption of liquidation accounting at October 31, 2000, the






      SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED JULY 31, 2001

Note Two (Continued)

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

Under the liquidation basis of accounting adopted by the Company at October 31, 2000, a minority interest is also not reflected in the statement of net assets in liquidation or the statement of changes in net assets in liquidation because although the general unsecured debt is reduced to the amount at which it is estimated by the Company's management that it will be settled, the obligation by the Company continues to exist to pay to the debt holders any funds that may come available in the future as the Company proceeds to the point of complete liquidation and dissolution. Therefore, at the subsidiary (Trust) level if changes occur to management's liquidation adjustment estimates during the period subsequent to October 31, 2000, any such adjustments will adjust the settlement amount of the general unsecured debt prior to adjusting net assets available for


      SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED JULY 31, 2001

Note 2 Continued

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

The computation of earnings per share for the three months ended
July 31, 2000:



   Net Income                                $    81,695
   Less Net Income Accruing to
     Minority Interest In Trust                   13,572

   Net Income Applicable to
     Seven Fields PA Shareholders            $    68,123

   Weighted Average Shares Outstanding         2,905,514

   Earnings per Share, Basic and Diluted             .02

The computation of earnings per share for the nine months ended
July 31, 2000:

   Net Income                                $   838,983
   Less Net Income Accruing to
     Minority Interest In Seven
     Fields Development Company                  139,384

   Net Income Applicable to
     Seven Fields PA Shareholders            $   699,599

   Weighted Average Shares Outstanding         2,905,514

   Earnings per Share, Basic and Diluted             .24



         SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTH PERIOD ENDED JULY 31, 2001 AND 2000


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

In December, 2000, the Company made a distribution of over $2.3 million in partial repayment of its general unsecured debt and as a distribution on its shares, and in February 2001, the Company repaid an additional $5.3 million.

Part II - Item 1     Legal Proceedings

Litigation was initiated against the Company by A.R. Building Company to suspend the operation of two agreements of sale, under which A.R. Building had agreed to purchase several parcels of commercial property from the Company, pending the resolution of a boundary dispute between the Borough of Seven Fields and neighboring Adams Township. In turn, the Company initiated litigation against the Borough of Seven Fields and Adams Township in an attempt to accelerate a resolution of the boundary dispute. Subsequently, the Borough and the Township reached an agreement on the location of their mutual boundary. The agreement will become effective upon Court approval, which is expected promptly. Upon Court approval of the agreement, all litigation will be withdrawn.











         SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTH PERIOD ENDED JULY 31, 2001 AND 2000


Part II - OTHER INFORMATION

Item 6.       Exhibits and Other Reports on Form 8-K

    (a) Exhibits
              None

    (b) Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended July 31, 2001.




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     Seven Fields Development(PA), Inc.



Date: September 10, 2001

By: ____________________________
    Paul Voytik, President



Date: September 10, 2001

By: ____________________________
    Lynn Hoffman-Kyle, Chief Financial Officer