Form 10KSB
period 2001-10-31
SEVEN FIELDS DEVELOPMENT PA INC
filed 2002-01-28
CIK 931429

US Securities and Exchange Commission
                                Washington, DC  20549
                                      Form 10-KSB
(Mark One)
          [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT
                                    OF 1934
     For the transition period from ............... to ..............
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

     Securities registered under Section 12(b) of the Exchange Act:
Title of each class               Name of each exchange on which registered
__________________________        _________________________________________


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
Yes _____   No	X      (Except for the filing of this report, the issuer
is no longer subject to such filing requirements.)

	Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  [X]

	Issuer's revenues for its most recent fiscal year:	 $11,361,595.

	The issuer consummated a complete liquidation and distribution as of October 31, 2001 and, as a result, redeemed and canceled all of its shares as of such date. Therefore there are no shares outstanding.

	Prior to final liquidation and dissolution on October 31, 2001 there were 2,905,514 shares of the issuer's common stock outstanding, thereafter there were none.

	Transitional Small Business Disclosure Format (check one):
	Yes  ______;  No 	X__


                 DOCUMENTS INCORPORATED BY REFERENCE

                                  NONE



                                            PART I

Item 1.  Description of Business
Final Dissolution and Liquidation
      Seven Fields Development (PA), Inc. ("Seven Fields PA") is a Pennsylvania corporation which, through its indirect, majority-owned subsidiary, Seven
Fields Development Company, a Pennsylvania business trust (the "Business Trust" ), engaged (prior to October 31, 2001) in the business of managing multi-family residential rental units and developing and selling real estate in the western Pennsylvania area. Through October 31, 2001 Seven Fields PA continued to hold 83% of the ownership interests of the Business Trust. Therefore, the financial statements of Seven Fields PA, its two wholly owned subsidiaries and the Business Trust have been reported on a consolidated basis. The consolidated enterprise is referred to as the "Company".

	Effective October 31, 2001, Seven Fields PA and the Business Trust were
dissolved and terminated, and their net assets liquidated.	On March 30, 2001,
the shareholders of Seven Fields (PA), (the "Company") voted affirmatively to approve a coordinated voluntary dissolution of Seven Fields (PA), Inc. and each of its wholly owned subsidiaries Seven Fields Management Company ("Seven Fields Management") and Seven Fields (Del), Inc. The trustees of the Business Trust also approved a termination and liquidation of the Trust in coordination with the dissolution and liquidation of Seven Fields PA and its wholly-owned subsidiaries.

	Seven Fields (Del), Inc. since the 1995 reorganization holds for Seven Fields PA, Seven Fields PA's 83% interest in the Business Trust. Such holdings consist of 83% of the Trust's subordinated debt and 83% of the shares of beneficial equity interest. See Part I -Background and Reorganization.

	Seven Fields Management, whose directors and officers are the same persons as the directors and officers of Seven Fields PA, has served as the sole trustee of the Business Trust. See Part I - Background and Reorganization.

On October 29, 2001, the Board of Directors of each corporation making up the Company approved the dissolution and liquidation of the Company effective October 29, 2001. The Boards adopted plans of liquidation, with a final liquidation date of October 31, 2001, and approved the creation and adoption of two liquidating trusts, one to provide for the contingent liabilities and expenses of Seven Fields PA and the other to provide for those same liabilities of the Business Trust.

	The Company's Final Plan of Complete Liquidation and Dissolution was adopted in connection with and was coordinated with final plans of liquidation and dissolution of the Business Trust, Seven Fields (Del), Inc., and Seven Fields Management Company.

	At the time of final liquidation of the Company's assets on October 31, 2001, the Company's assets consisted of cash and temporary investments of $1,678,000, escrow proceeds receivable of $1,066,000 related to the sale of two of the Company's remaining real estate parcels on October 31, 2001, one parcel of unsold commercial real estate having an estimated fair market value of $600,000, and several small parcels of real estate having no net sales value and which will ultimately be deeded to the Borough of Seven Fields, or one of the home owners associations located in Seven Fields.

	At the time normal operations ceased, the Company was also subject to certain obligations and contingent obligations related to its operations, and estimated future costs to be incurred during the liquidation and dissolution period. These remaining liabilities were estimated to be $1,023,000 at October 31, 2001.

      Pursuant to the final plan of complete liquidation and dissolution, the Company distributed all of its remaining assets and assigned all of its remaining rights to the two liquidating trusts. The directors of Seven Fields PA and the trustees of the Business Trust determined that two liquidating trusts should funded, the first to provide for any contingent claims and expenses of Seven Fields PA and its two wholly owned subsidiaries, and the second to provide for the contingent claims and expenses of the Business Trust. Approximately $72,000 in cash was used to fund the Seven Fields PA liquidation trust. The remaining assets are retained by the liquidating trust related to the Business Trust since the Business Trust, as the operating entity, was likely to be subject to larger contingent claims. The shareholders of Seven Fields PA will share in distributions from both trusts, to the extent that the trusts' assets are not paid out for contingent claims and liquidation expenses.

      This distribution to the liquidating trusts by the Company was deemed to
be a final distribution to the shareholders of the Company.   The shareholders
were then deemed to have reinvested this final deemed distribution into the Liquidating Trust.

	The interests of the investors in Seven Fields Development Company and in Seven Fields PA were canceled as part of the final plan of liquidation. Since, as a result of such cancellation neither entity had anymore equity holders, Seven Fields PA and the Business Trust terminated their periodic reporting requirements under the Securities and Exchange Commission.

	The Liquidating Trusts are expected to exist for approximately three years when they will be terminated and any remaining net assets distributed to their beneficiaries - the former shareholders of the Company.

	On November 30, 2001, the liquidating trusts distributed ($1,098,000) to the shareholders of Seven Fields PA and $225,000 to the beneficiaries of the Business Trust liquidating trust who were the former holders of interests in the Business Trust but who did not exchange their debt for stock of the Company in the 1995 Reorganization. (See below for a description of the 1995 Reorganization.) The liquidating trusts intend to retain the rest of the cash (and any proceeds from the sale of its remaining real estate) to provide for possible contingent claims. No further distributions from the liquidating trusts are expected for three years and there is no assurance that there will ever be additional distributions.

	The Company's final liquidation and dissolution was a continuation of the Company's mission which began when it (through its predecessor) emerged from bankruptcy reorganization in 1987, was affirmed by the 1995 structural reorganization and facilitated by the various operating decisions by the Company's management during the past three years designed to expedite the final liquidation and dissolution process. Following were the actions, which facilitated the final liquidation and dissolution of the Company:

Liquidation And Dissolution Actions Preceding Final Liquidation and Dissolution

      On December 15, 1999, the Company signed an agreement with Hanna Holdings,
Inc. to sell the Company's remaining residential properties consisting of developed lots, completed and under construction dwelling units, undeveloped residential properties at its Seven Fields and Nevillewood development sites, and its home construction division.

      Closing under this agreement occurred on January 2, 2001, at which time the Company ceased all significant development, and construction activities.

      The selling price of the assets covered by the HANNA agreement was the established retail price of lots discounted between 32% and 50% based on the historical absorption rates for lot sales for the inventory of completed lots on the closing date. Completed and uncompleted houses were sold at recorded book value, the sales center was sold in April 2000 for $425,000 and a 40 acre undeveloped parcel south of Rt. 228 was sold in December 2000 for $580,000. The total proceeds under this agreement including the sales center and 40 acre parcel totaled $7,786,729, consisting of $7,155,701 cash and $631,028 for the assumption of liabilities.

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

The 1995 restructuring also included the adoption of a preliminary plan of liquidation that was approved by the trustee and by the directors of each of the affiliated entities.

Since the HANNA agreement was signed in December 1999, the Company was successful in selling most of its remaining commercial parcels. During the fiscal year ended October 31, 2000, the Company sold four individual commercial parcels for a total gross sales price of $3,127,000 and in 2001 sold one commercial parcel and one undeveloped 8-acre residential parcel for $1,075,000.
Closing on the one remaining commercial parcel did not occur as scheduled and consummation of this sale is now questionable.

	Because liquidation was imminent, remaining operating activities were limited, and the Company's management was able to reasonably estimate the fair value of the Company's assets and the settlement amount of its liabilities, the Company adopted liquidation accounting at October 31, 2000, and recorded the following liquidation basis adjustments: (1) recorded an adjustment to increase net assets by $476,054 for the estimated gain on the HANNA and two remaining commercial parcel sales transactions, (2) recorded a $760,000 adjustment to reduce net assets for the estimated cost of liquidation, (3) increased net assets by $6,805,356 to reflect a reduction in general unsecured subordinated debt so as to reflect management's estimate of the amount ultimately payable on such debt.

In 2001, the Company recorded a valuation allowance to its remaining real estate by $231,748 and reduced the estimated settlement of its general unsecured debt by $39,334, and its net assets in liquidation by $192,414.

In December 2000 the Company distributed $2,328,393 in partial repayment of this general unsecured debt, and as a liquidation distribution on its common stock and subsequent to the HANNA closing, made an additional repayment of this debt and distribution to its shareholders of $5,322,039 consisting of most of the proceeds from the Hanna sale reserving only such amounts as management deemed necessary to settle its remaining liabilities and pay the estimated cost of liquidation and dissolution.

	Upon finalization of the company's business affairs on October 31, 2001, $2,314,785 was distributed to the debt holders in final payment of their debt and to the shareholders as a deemed distribution with actual net assets being transferred to two liquidating trusts established with the investors as beneficiaries for the purpose of the final wrap up of the Company's affairs. Subsequently on November 30, 2001, the liquidating trusts distributed
$1,323,035
of this amount to the Company's former debt holders and shareholders. Future distributions from the liquidating trusts, if any, will not occur for approximately three years.

Because management was able as of October 31, 2000, to reasonably estimate the total funds, which would be available to the Company, it estimated that approximately $6.8 million of the original amount of the debt would not be repaid and only $1,734,000 would be available to repay this debt and that approximately $8,457,000 would be available for its shareholders. Of these amounts the Company distributed $6,348,553 to its shareholders and $1,301,879 to its debt holders in 2001, and at October 31, 2001 made deemed distributions totaling an additional $2,314,000.



Background and Reorganization

Seven Fields Development (PA), Inc. ("Seven Fields PA") is a Pennsylvania corporation which, through its indirect, majority-owned subsidiary, Seven Fields
Development Company, a Pennsylvania business trust (the "Business Trust"), engaged (prior to October 31, 2001) in the business of managing multi-family residential rental units and developing and selling real estate in the western Pennsylvania area. Through October 31, 2001 Seven Fields PA has continued to hold 83% of the ownership interests of the Business Trust. Therefore, the financial statements of Seven Fields PA, its wholly-owned subsidiaries and the Company have been reported on a consolidated basis. The consolidated enterprises are referred to as the "Company". As described above under "Final Liquidation and Dissolution," the Company sold on January 2, 2001 the Company's remaining residential units, undeveloped residential properties at Seven Fields and Nevillewood and its home construction division to Hanna Holdings, Inc. ("HANNA").

Seven Fields PA was incorporated by Seven Fields Development Corporation
(the "Corporation") in 1994 as part of the Corporation's comprehensive plan
(the
"Reorganization Plan") to reorganize the Corporation from a Pennsylvania business corporation into a Pennsylvania business trust (the "1995 Reorganization"). Pursuant to the Reorganization Plan, the following actions were taken:

(1) The Company made an offer (the "Exchange Offer") to acquire all of the outstanding shares of common stock of the Corporation ("Corporation Stock") and all outstanding general unsecured subordinated debt of the Corporation ("Corporation Debt") in exchange for shares of common stock of the Seven Fields PA ("Seven Fields PA Stock") on the basis of one share of Company Stock for each unit consisting of a combination of one share of Corporation Stock plus $19 original principal amount of Corporation Debt.

(2) The Corporation formed Seven Fields (DEL), Inc. ("Seven Fields
(DEL)") as a wholly owned subsidiary of Seven Fields PA and formed the Business Trust as a Pennsylvania business trust.

(3) The Corporation formed Seven Fields Management Company as a wholly owned subsidiary of Seven Fields PA to be the sole trustee of the Business Trust.

(4) The Corporation and the Business Trust entered into an Agreement of Plan of Merger (the "Merger Agreement") pursuant to which the Corporation merged with and into the Business Trust and each shareholder of the Corporation received one share of beneficial interest in the Business Trust (
 "Trust Share")
in exchange for each share of Corporation Stock held of record.

(5) Each of the Seven Fields PA, the Trust, Seven Fields DEL and
Seven Fields Management adopted initial plans of liquidation.

	In accordance with the Reorganization Plan, shareholders of the Corporation were asked to approve the proposed Merger and to accept the
 Exchange
Offer. Holders of approximately 83% of the outstanding Corporation Stock and Corporation Debt accepted the Exchange Offer and received shares of Seven Fields
PA Stock in exchange thereof. The Merger was approved by the shareholders of the Corporation at the Corporation's annual meeting held on March 31, 1995. In the Merger, those holders of Corporation Stock and Corporation Debt who did not accept the Exchange Offer, together with the Seven Fields PA as the holder of all Corporation Stock tendered in the Exchange Offer, received Trust Shares in exchange for their Corporation Stock. Such persons also continue to hold their Corporation Debt that became an obligation of the Trust as a result of the Merger (hereinafter referred to as "Trust Debt" or "Investor Debt").

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

      Seven Fields PA acts strictly as a holding company and is the sole shareholder of Seven Fields Management Company which is the sole trustee of the Trust, and Seven Fields DEL, which owns approximately 83% of the outstanding Trust Shares and Trust Debt.

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

	The Bankruptcy Plan further provided that the Corporation, as may be authorized by its Board of Directors, would periodically distribute available funds, without interest, in pro rata repayment of the claims of the Investors and that all activities of the Corporation would seek to achieve the goal of full payment of all claims of the Investors (the holders of Corporation Stock and Corporation Debt). The Trust, as the survivor to the Merger, remains subject to the restrictions established under the Bankruptcy Plan.

Operating Activities (November 7, 1987 through October 31, 2000)

	Since it commenced business on November 7, 1987, until its liquidation on October 31, 2001, the Company ("Company", as used hereinafter, refers to the initial entity and succeeding consolidated entities existing since November 7,
1987) focused its attention primarily on managing and selling its rental properties; developing and selling its undeveloped property as individual residential and commercial lots; and constructing and selling homes.

	The ultimate goal of the Company was to enhance the liquidation value of its assets so as to return to the holders of Company Stock and Company Debt the maximum amount at the earliest possible time. Total repayment of the Company Debt and Common Stock has not been possible, because of the inadequacy of net assets. For this reason, in the 1995 Reorganization the Company retained the Corporation's prior debt/equity structure so as to maintain proportionality of all future distributions. See Item 6, "Management's Discussion and Analysis
 or
Plan of Operations-Business Plan and Objectives."

	In furtherance of its initial plan to liquidate, the Company substantially developed the unimproved land at Seven Fields for the purpose of building and selling residential and commercial units. In 1991, the Company completed a Master Plan for development of Seven Fields. Seven Fields Borough agreed in concept with the Master Plan and adopted a zoning ordinance. The Master Plan consists of 18 separately identifiable parcels of which seven are designated single family containing 260 acres, five are designated multifamily containing
59 acres, five are designated commercial containing 86 acres, and two are designated high density containing fifteen acres. In 1992, the Company acquired forty adjacent acres located in Cranberry Township that are designated for single family use.

      At the time of its bankruptcy reorganization, effective November 7, 1987, the Company received four rental real estate projects located in southern suburbs of Pittsburgh, 237 rental townhouses and nearly 600 acres of mostly undeveloped land located in Seven Fields Borough, Butler County PA.

	Between 1987 and 1993 the Company sold the four rental projects in the southern Pittsburgh suburbs, repaid the mortgages encumbering these properties and distributed most of the remaining net proceeds to its investors.

	In 1988 the Company began developing its undeveloped Seven Fields property by conducting the necessary preliminary engineering for master and site plans and obtaining the necessary governmental approvals to begin developing its property. It sold its first completed building lot in 1990 and began constructing single family houses on some of the lots it developed by August of 1990. Because its property was then not served by public water or sewer services, it applied for and received approval from the Pennsylvania Public Utility Commission to provide water and sewerage services to the residents of Seven Fields. It operated the sewerage service until 1994 when it transferred its rights and obligations to a new regional public sewerage service. Until it sold its water system to Seven Fields Borough in 1999 it provided water service to the residents of Seven Fields Borough.

	From 1987 through January 2, 2001, when it sold its remaining residential property to Hanna Holdings Inc., the Company developed 20 subdivisions consisting of 473 single-family lots, 257 multi family lots, and 22 commercial lots.

	The Company subdivided through a condominium process its original 237 townhouses and sold these townhouses to individual homeowners between 1993 and January 1998 when it sold in bulk the remaining 65 townhouses to a single investor.

	Between 1987 and January 2001, because of its stated mission of liquidating, the Company only acquired one forty acre adjoining parcel, a 2 acre adjoining parcel and three single family and 8 multi family residential lots in Nevillewood, a southwestern suburb of Pittsburgh, PA. Additionally, the Company built and subsequently sold two office buildings located in Seven Fields.

      It was the Company's stated mission since bankruptcy reorganization, that the
Company would liquidate its assets and be dissolved. The Company's management believed this goal was best accomplished through the sale of its remaining residential properties in bulk once its inventory of undeveloped land had been depleted to the level that profitability from the sale of its residential lots would become increasingly more difficult.

      On January 2, 2001, the Company sold its remaining residential assets in bulk to Hanna Holdings, Inc.

 Risks Relating to the Company's Business

	Because the Company's management recognized that future profitability would be severely hampered as it sold its remaining lot and residential units, it entered into an agreement of sale with Hanna Holdings, Inc. for the sale of all remaining developed and undeveloped residential property, and on January 2, 2001 finalized this sale.

	Since signing the HANNA agreement in December 1999 it was the Company's plan to continue selling its residential lots and dwelling units until it sold most of its remaining commercial properties at which time it intended to close on the sale of its remaining residential lots and dwelling units to HANNA as described above. The Company has been successful in meeting this goal.
In 2000
it had an excellent year for the sale of its residential lots and houses, and sold all but two of its commercial properties. The Company's management believed these two remaining properties could be sold without continuing any further development, construction or other operating activities, and with the consummation of the HANNA transaction promptly began winding up its corporate affairs prior to finalizing the sale of the two remaining commercial parcels.

	The Company's prime property was originally carved from Cranberry Township , which has continued to be one of the higher growth areas and better real estate markets in Pennsylvania. Because the location of the Company's principal properties is excellent, the Company has been successful in its development and construction activities. Since the Company's normal business operations ended with the sale of its remaining residential real estate under the HANNA agreement on January 2, 2001, the Company's risks are limited to primarily obtaining the final necessary approvals from the various governmental agencies to facilitate the Company's orderly liquidation and dissolution.

	The Company dissolved and distributed its remaining net assets at October 31, 2001. At that time Company's management believed that the Company had limited exposure with only one unsold commercial parcel remaining that had not been sold and several parcels of open space, that had not been dedicated to the Borough of Seven Fields. Additionally, the Company entered into an agreement for the Borough to assume the developers remaining development obligations (primarily related to potential road maintenance, and drainage issues), and as of the date of final liquidation on October 31, 2001 was nearing the end of the one year warranty provided buyers of the homes the Company had built.





The following schedule summarizes the Company's capitalized development costs.





Capitalized Development And Construction
OCTOBER 31, 2001


                                                 Prior to
                                                Transfer to
                                             Liquidating Trust
                                                 Estimated
                                                   Fair
                                                   Value              Final
Town Village Commercial Parcels   6.6 acres      $600,000              -0-






            Financial Information Relating to Industry Segments
                         and Classes of Products *
596:
                                              Year Ended October 31, ( 000's)

                                   2001 *            2000
Sales to Unaffiliated Customers
Rental and General Operations                                          $ 115
Land Development, House Construction                                  18,680
and PUC Regulated Services
   Total Sales                                         N/A           $18,795



Operating Income
Rental and General Operations                                           $ 73
Land Development, House Construction                                   3,125
and PUC Regulated Services
   Total Operating Income                              N/A          $  3,198

Identifiable Assets
Rental and General Operations                                       $  2,061
Land Development, House Construction
and PUC Regulated Services (Including
Land Held for Future Development)                                     11,213
     Total Identifiable Assets                         N/A           $13,274


* Since the Company was liquidating in 2001, no identifiable industry segments exist.

Employees
	As of October 31, 2001 the Company had no employees.

Item 2.  Description of Property

	At October 31, 2001, the Company dissolved and made a deemed distribution to its investors of its remaining commercial parcel that had an estimated value of $600,000. The actual transfer was to two liquidating trusts formed to facilitate the Company's final business affairs.

The Company's principal asset was a real estate development known as Seven Fields, located mainly in the Borough of Seven Fields and partially in Adams and
Cranberry Townships, Butler County, Pennsylvania. The development originally consisted of 540.2 acres including required open space, of which 24.5 acres were in Adams Township, and 40 were in Cranberry Township, however at October 31, 2001 all except 6.6 acres of this acreage has already been developed and sold by the Company.

	When the Company commenced business in 1987, Seven Fields consisted of a townhouse development on approximately 27 acres and approximately 513 acres of mostly undeveloped land. The townhouse complex originally had a total of 237 rental units owned by the Company, 39 units owned by individual homeowners, a swimming pool, tennis courts, playground and sewage disposal plant. In 1989, the Company began offering its townhouse units for sale and as of October 31, 1998, had sold all of these units.

    	The company has developed and sold all of this property with the exception of one 6.6 acre commercial parcel.

At October 31, 2000, except for a single 40-acre parcel located south of Rt. 228 the Company's remaining properties consisted of 153 developed single and multi family lots and two commercial parcels. One of the commercial parcels containing 6.7 acres was under agreement of sale pending the buyers due diligence and subsequently closed into escrow on October 31 2001 for a sales price of $1,025,000 and negotiations with the same buyer were at an advanced stage for the second parcel consisting of 6.6 acres; however this parcel did not close in 2001 and sale to this buyer is questionable at October 31, 2001.

	The Company sold to Hanna Holdings, Inc. all of the Company's residential lots, completed and in progress houses and the 40-acre undeveloped residential parcel on January 2, 2001.

	In 1995 the Company constructed a 9,434 sq. ft. office building and in 1998 a real estate sales office. In 2000 the office building was sold to the Borough of Seven Fields, and the real estate sales office was sold as a part of the HANNA agreement.

	By October 31, 2001 all of the Company's properties had been sold with the exception of the 6.6 acre parcel described above valued at $600,000 which was transferred to Seven Fields Development Company Liquidating Trust as a part of the deemed distribution to the Company's debt holders on October 31, 2001. The Seven Fields Development (PA) Inc. Liquidating Trust owns 83% of the beneficial interests of Seven Fields Development Company Liquidating Trust.

	The mortgages and other outstanding liens on the Company's Seven Fields property are discussed in Item 6 "Management's Discussion and Analysis-Financial Condition and Results of Operations."


Item 3.  Legal Proceedings

	The Company is a defendant to several personal injury claims at October 31,
2001.  The Company's insurance legal counsel intends to vigorously defend against these claims and the Company's management does not believe the Company is at risk to any significant economic exposure.


Item 4.  Submission of Matters to a Vote of Security Holders

	There were no matters submitted to security holders for a vote during the fourth quarter of the Company's fiscal year ended October 31, 2001.


                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters


(a)Market Information  There is no established public trading market for the Seven Fields PA Shares and the Company is not aware of the terms of any transactions in Seven Fields PA Shares.

	      (b) Holders As of October 31, 2001, there were 2,281 holders of record of Seven Fields PA Shares, the only outstanding class of equity of Seven Fields PA. As of midnight October 31,
2001
                  all such shares were canceled and, therefore, no shareholders of record of Seven Fields PA existed immediately thereafter.

	      (c) Dividends Cash dividends on the Seven Fields PA Shares were declared by Seven Fields PA during its last two fiscal years and were treated as partial returns of shareholders' capital.


Item 6. Management's Discussion and Analysis of Financial Condition and Results
of Operations

	The following discussion is an analysis of the Company's financial condition and results of operations for the fiscal years ended October 31, 2001 and 2000. This discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein. All references herein to a fiscal year refer to the Company's fiscal year ended on October 31 of such year.

Business Plan and Objectives

	Since 1987 when the Company emerged from Chapter 11 bankruptcy proceedings its primary business objective was to repay, to the fullest extent possible as soon as possible, the claims of the Investors. Based upon the combined total of appraised market values of the Company's properties, the Company did not believe it would be able to repay the entire amount of the Company Debt. Nevertheless, as required by the Bankruptcy Plan, the Company pursued this objective by continuing to develop and sell its existing properties. Since it was becoming increasingly uneconomical to continue operations because the Company's business strategy as set upon reorganization was to liquidate its assets and not create a perpetual entity which would acquire significant additional property to develop, the Company entered into an agreement on December 15, 1999 to sell all of its remaining residential properties by December 31, 2000. See Item 1. "Description of Business."

The Company, since the 1987 bankruptcy reorganization, has expended substantial effort and resources in resolving many of the hurdles necessary to carry out its plans. A master plan for development of its existing properties was prepared, zoning approval for the plan was obtained, municipal sewerage service was made available, and all known necessary governmental requirements have been met in order to facilitate the continued timely and economic development of its property. See Item 1. - "Description of Business".

Because the consummation of the HANNA agreement on January 2, 2001 brought the Company's operating activities to a conclusion, the Company's 2001 activities focused on concluding the sale of the two remaining commercial parcels, satisfying the various governmental agencies so that the Company could conclude its business activities, and settle its liabilities and other obligations. Effective January 2, 2001, the only remaining staff of the Company consisted of the Directors and certain corporate officers who were responsible for winding up
the corporate affairs. At October 31, 2001, the Company was dissolved and liquidated and liquidating trusts were formed to which all remaining net assets
were transferred in the form of a deemed distribution to the Company's investors'.

In December 2000 and February 2001, the Company distributed $2,328,393 and
$ 5,322,039 respectively in partial repayment of its general unsecured debt, and as liquidating distributions on its shares which represented most of the proceeds from the sale to HANNA, except reserving sufficient funds to settle its
liabilities and fund the estimated cost of liquidation and dissolution. Upon settlement of all the Company's liabilities and formal dissolution with the Pennsylvania Departments of State and Revenue the remaining proceeds will be distributed to the Company's investors. Any such additional distributions would probably not occur for approximately three years and will be made by the liquidating trusts that were formed for the purpose of expediting the final liquidation and dissolution process. Since the proceeds of the sale of the commercial parcel on October 31, 2001 were not available until after the deemed distributions to the Investors and transfer to the liquidating trusts, the liquidating trusts were able to make a distribution to the investors of $1,323,035 on November 30, 2001 as repayment of the Company's general unsecured investor debt and liquidating distributions on its shares.

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

	As a result of the above three adjustments net assets in liquidation were adjusted to $8,457,646. Net assets in liquidation under the liquidation basis of accounting is equivalent to shareholders equity under the going concern basis of accounting. Upon conclusion of winding up the Company's business affairs by the liquidating trusts, probably not until 2004 or 2005, any residual funds will be paid to the general unsecured debt holders and shareholders in proportion to
their original investments.

	The Company's financial condition improved during fiscal 2000 as a result of the generation of net income of $1,996,000 prior to liquidation basis adjustments and by $6,521,000 as a result of the net result from the liquidation basis adjustments described above. The 2000 results of operations included deferred income tax provisions of $1.3 million for which no cash payments were required.

	The Company's investment in residential lots unsold at January 2, 2001 was sold pursuant to the HANNA agreement. The amount at which these lots were recorded in the Company's statement of net assets in liquidation was $3.3 million at October 31, 2000. The Company's inventory of completed, unsold lots at Seven Fields increased from 107 to 153 in fiscal 2000. At October 31, 2000 the Company owned an additional 30 lots at Nevillewood where it had 10 houses and townhouses under construction, but had not started construction on the other
20 lots. The Nevillewood lots were considered as part of the house construction costs in the Company's statement of net assets in liquidation at October 31, 2000.

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

The Company had $4,706,000 invested in completed and partially completed residential units at October 31, 2000 as compared to $3,583,992 at October 31, 1999. This investment increased in 2000 primarily because of the more advanced stage of construction and 6 more units compared to 1999.

	All new performance and maintenance bonding requirements were met through the Company's commercial bonding line. At October 31, 2000, the Company had bonds outstanding of approximately $185,000, and none at October 31, 2001.

	The Company's cash position improved by $619,000 in 2000. The 2000 cash improvement resulted from net income before deferred taxes and depreciation of $3,354,000. However in 2000 the Company made a larger net investment in its inventory of lots and houses under construction of $461,000. Consequently net cash flows from operations actually reflected a decline from 1999 to 2000 of $620,000.

	The Company however generated positive cash flow from investing activities resulting from the repayment of the mortgage receivable of $391,000 and sale of its building and water company assets of $1,805,000 in 2000.

	During fiscal 2001 the Company liquidated substantially all of its operating assets. Until the bulk sale of its remaining residential properties on January 2, 2001, the Company sold 18 lots, 4 single family units, and 12 multi family houses for gross sales proceeds of $3,030,000. The HANNA sale consisted of 135 lots, 8 single family units, and 83 multi family houses in various stages of completion. The HANNA sale including these lots and houses and the Southern Ridge undeveloped 40 acre parcel represented gross proceeds to the Company of $7,073,000.

On October 31, 2001, the Company also closed the sales of an 8 acre undeveloped parcel ($50,000) and one of its two remaining commercial parcels ($1,025,000) into escrow.

	During 2001 the Company substantially extinguished its obligations as a developer and builder including entering into an agreement with Seven Fields Borough that in exchange for payments totaling $100,000 the Borough would assume certain remaining developer obligations.

	At October 31, 2001, prior to the deemed distributions to its investors, the Company's cash had declined $193,000 to $1,678,000 and total assets had declined by nearly $10.0 million because of the sale of its properties as described above and the subsequent distributions of the net proceeds to its general unsecured debt holders and shareholders in amounts totaling $7,650,000, reduction of the estimated settlement amount on the general unsecured debt by $39,000 and payment of estimated liquidation costs, development liabilities, and other liabilities of approximately $2.1 million.

Results of Operations-Fiscal 2000

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

         The Company's cost of lots and houses sold, expressed as a percentage of sales, decreased from 87% in fiscal 1999 to 80% in fiscal 2000.

  The Company's sales of houses constructed and lots developed during fiscal 2000 and 2001 was as follows:


                                        2000                 2001


                                         Sale Hanna    Others     Total
Lot Sales - Commercial                     4               0         1         1
Lot Sales - Single & Multi-Family *       93             135        18       153
Townhouse Sales - New Construction **     14              15         7        22
Single Family House Sales**               13               6         5        11
Fourplex House Sales**                    24              41         5        46
Nevillewood - Townhouse Sales**            2              27         0        27
Nevillewood - Single-Family House Sale**   1               2         1         3
Undeveloped Residential                    0               2         0         2


*Lot sales units do not include the lots not developed by Seven Fields which are included in houses and townhouses at Nevillewood

**The house unit sales to HANNA includes 29 units upon which minimal construction (less than $1,000) had occurred at the time of the sales.

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

Since the Company adopted liquidation accounting at October 31, 2000, and adjusted its assets to fair value and its liabilities to estimated settlement amounts, the presentation of results of operations information is neither meaningful nor appropriate subsequent to October 31, 2000.

Liquidity and Capital Resources

The Company has pursued the development of its property in phases. It has used cash generated from the sale of its properties to reduce pre-reorganization debt, to develop its property and, until such litigation was completed in 1995, to fund the litigation efforts to recover assets from former shareholders of the
Predecessors.

	The Company's primary objective since its 1987 reorganization has been to make liquidating payments to the fullest extent possible, and at the earliest possible time, on the Company Debt and Seven Fields PA Stock. To this end it distributed $2.0 million of the net proceeds from the sale of its Virginia Manor property in January 1993, made additional distributions of $1.3 million in December 1993, $2.0 million in December 1994, and $2.0 million in
December 1995,
$1.0 million in December 1996, $2.3 million in February 1997, $2.3 million in September 1999, $1.0 million in December 1999, $2.3 million in August
2000, and
$2.3 million in December 2000, $5.3 million in February, 2001, and as a deemed distribution actually transferred to the liquidating trusts at October 31, 2001, its remaining net assets of $2.3 million. Of the net assets of $2.3 million transferred to the liquidating trusts, $1.3 million was distributed to the investors by the liquidating trusts on November 30, 2001.

	Pursuant to the Company's stated plan to liquidate, and the business strategy followed since reorganization in 1987 of repaying its investors (debtholders and shareholders) the maximum amount at the earliest time, the Company's management had concluded that it was advisable to sell the majority of its remaining assets in bulk. This conclusion was reached primarily because the Company had developed all except one of its undeveloped residential parcels, and sold all except two of its commercial lots. Historically the Company had realized its greatest margins and operating profits from the sale of commercial lots, other operating assets such as its original townhouses and water company and its lowest margins from the construction of its residential and commercial buildings.

	Since 1993, the source of the above described debt repayments
and
shareholder distributions has been from these higher margin activities and the
disposition of the four other rental properties existing at the time of the
1987
reorganization.

Since the Company reinvested substantial amounts of its resources to facilitate its ability to generate the higher margins described above from the development and sale of residential and commercial lots at retail, and future cash flow was limited by existing inventories of land and lots which had been substantially reduced as a result of strong sales in recent years, the sale of the Company's remaining inventory of lots and houses at wholesale prices served to preserve the available net assets so as to facilitate higher final distributions in additional partial repayment of the general unsecured debt, and distributions to its shareholders.

	In furtherance of the above strategy in addition to selling the Company's office building, real estate sales Office and water company during fiscal 2000, the Company sold its remaining residential lots and partially completed and completed residential units to Hanna Holdings, Inc. on January 2, 2001.

	During 2000, the Company repaid all of its outstanding mortgages except for $55,000 of lot acquisition debt at Nevillewood which was repaid in December 2000, and cancelled $2.0 million of the $4.2 million it had available in bank credit lines.

	During 2000 the Company used $899,000 to repay its mortgages,
$3,326,000
to make partial repayments of its general unsecured debt and distributions to its shareholders and increased its cash reserves by $619,000 ending the fiscal year with total cash and temporary investments of $1,871,000. These funds were
made available as a result of $2,700,000 generated from operating activities and
$2,145,000 from the sale of the Company's water company and two office buildings
, and the full repayment of its notes receivable.

	In fiscal 2001 the Company entered into the final stages of its liquidation plan, and with the consummation of the HANNA sale on January 2, 2001 it disposed of substantially all of its assets except for two commercial lots of 6.7 and 6.6 acres. In 2001 it concluded all substantial operating activities, therefore its need for capital was limited. Accordingly, the Company's management made a distribution of approximately $5,300,000 of the HANNA transaction proceeds in the second quarter of 2001 reserving sufficient proceeds to settle its liabilities and pay the estimated cost of liquidation and dissolution.

	During 2001, the Company generated net cash resulting from revenues from the sale of its real estate assets in the HANNA transaction, the sale of a commercial parcel, and lots and houses to individual buyers of $11,296,000 net of the expenditure for development cost expenditures of $1,530,000.
These funds
were used to reduce the Company's operating liabilities, accrued development, and estimated liquidation and dissolution liabilities by approximately $2,000,000. Of the net proceeds from these activities $7,650,000 was distributed to the holders of the Company's general unsecured debt and company shareholders in December 2000 and February 2001.

At the time that the Company was dissolved on October 31, 2001 the remaining net assets were distributed to two liquidating trusts as a final payment on the Company's general unsecured debt and in liquidation to its shareholders. Prior to the deemed distribution of its remaining assets to the liquidating trusts on behalf of its debt holders and shareholders, the Company had cash and temporary investments available at October 31, 2001 of $1,678,000 all of which was transferred on October 31, 2001 to the liquidating trusts as a part of the deemed distributions to the Company's debt holders and shareholders.

	Its directors believe they have responsibly provided for any residual activities and obligations by facilitating the creation of two liquidating trusts and distributing to those trusts in the form of a deemed distribution to its investors assets they believe will be adequate to settle such obligations. Estimated future liabilities excluding the general unsecured debt to the investors assumed by the liquidating trusts totaled $1,023,747. Net assets transferred to the liquidating trust totaled $1,916,679 for the benefit of the company's shareholders, and $392,881 for the benefit of its debt holders; however on November 2001; $1.3 million of these assets were actually distributed by the liquidating trusts to their beneficiaries.

Recent Accounting Developments

Because of the Company's adoption of liquidation accounting at October 31,
2000 and its dissolution at October 31, 2001, there is no impact from recent accounting pronouncements.

Special Note Regarding Forward-Looking Statements

      Certain statements made in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," will continue," "will probably," "may,"
"or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. This report may include some, but does not include all, of the anticipated risks or factors, which could adversely, affect future performance. New risks may emerge from time to time, which are not anticipated. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as an indicator of actual results.

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

1183:
                                                     Director of the
                                                      Corporation
    Name                  Age      Director Since        Since      Term Expires
Michael Burkhart           58          1996                N/A             *
C. Thomas Burkett          53          1999                N/A             *
Robert A. Janusey          50          1998                N/A             *
Cheryl Krishna             54          1997                N/A             *
Alexander Lindsay, Jr.     55          1994               1990             *
Paul Voytik                77          1994               1988             *
George K. Wright           75          1994               1988             *
Darell Craig               51      Chief Operating Officer Employed Since 1991
Lynn Hoffman-Kyle          47      Chief Financial Officer Employed Since 1988
                                   Appointed Trustee of the Liquidating Trusts

* Except as may be required to implement the Plan of Liquidation and Dissolution, all directors resigned effective October 31, 2001.

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

      Alexander H. Lindsay, Jr. is the President of the law firm of Lindsay, Jackson & Martin, P.C. in Butler, Pennsylvania, where he specializes in litigation. He is a former Butler County and Cranberry Township solicitor. From 1975 until 1980, he was an Assistant United States Attorney for the Western District of Pennsylvania, and from 1977 until 1980 he was Chief of the
Public Corruption Section of the United States Attorney's Office in
 Pittsburgh.
From 1972 to 1973 he was an Assistant District Attorney for Butler County. He is a 1968 graduate of Washington and Jefferson College and a 1971 graduate of the University of Pittsburgh School of Law. Mr. Lindsay is a director of Southwest Bank.

	Paul Voytik had been Chairman of the Corporation since January 1989, Chief Executive Officer from 1989 to 1998 and President of the Corporation since February 1988. He was employed at Westinghouse Electric Corporation for 29 years, 24 of which he served as an Engineering Manager, until his retirement in November 1985. Thereafter, he served as a consultant to Westinghouse until 1986. In 1986 he became Vice President and a director of Piedmont Atlantic Corporation, which engaged in land development in Chapel Hill, North Carolina. He has over 35 years of experience in building, contracting, and land development.

	George Wright had been Vice President of the Corporation since
February
1988. He was employed by Gulf Oil Corporation in Research & Development for 42 years until his retirement in February 1985. At the time of his retirement, he held the position of Director of Safety Security & Fire Prevention for a 95-acre research complex of Gulf Oil Corporation.

	Darell Craig had been employed by the Corporation as Chief
Operating
Officer since September 1991 and Chief Executive Officer since 1998. A graduate of the University of Pittsburgh, Mr. Craig has been manager of land development and single/multifamily home construction for over twenty years.

      Lynn Hoffman-Kyle prior to being named Chief Financial Officer in December
1997, was employed by the Corporation as Controller since 1988. A graduate of
Pennsylvania State University, Ms. Hoffman-Kyle has held various accounting positions for over twenty years. Ms. Hoffman-Kyle has agreed to serve as trustee of Seven Fields Development (PA), Inc. Liquidating Trust and Seven Fields Development Company Liquidating Trust.

      The Company is not aware of any director, officer or beneficial owner of more than ten percent of its common stock who failed to file on a timely basis forms required by Section 16(a) of the Exchange Act during the fiscal year ended
October 31, 2001.

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

                        Summary Compensation Table
1311:
                                                  Long-term compensation
                          Annual compensation     Awards       Payouts

                         Restricted           All Other
Name and    Other    Stock   Options   LTIP  Compen-
                                                             sation
principal            Fiscal   Salary  Bonus   Annual    Awards   SARs   payouts

position        Year     ($)     ($)   Comp. ($)    ($)    (#)      ($)     ($)
  (a)           (b)      (c)     (d)      (e)       (f)    (g)      (h)     (i)

Paul Voytik     2001     38,685  29,600    0        N/A     0       N/A      0
(President      2000     58,461   0        0        N/A     0       N/A      0
and             1999     72,369   0        0        N/A     0       N/A      0
Board Chairman)

Darell Craig    2001     16,394  114,756   0        N/A     0       N/A      0
(Chief          2000     82,445   59,917   0        N/A     0       N/A      0
Executive       1999     82,445   47,193   0        N/A     0       N/A      0

       Each Director was paid a fee of $750 per board meeting attended.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

	The following table sets forth information, as of October 31, 2001 regarding the amount and nature of ownership of Company Stock by each of the directors of the Company, and by all of the directors and executive officers of the Company as a group. Each such individual had sole voting and investment power with respect to the shares listed except as otherwise indicated in the footnotes to the table. Effective midnight October 31, 2001 all shares were deemed cancelled and the Company was dissolved.

                                             Percentage of
Name and Address of      Amount and Nature of          Outstanding
 Beneficial Owner (1)    Beneficial Ownership        Company shares

Paul Voytik                 13,599.89  (2)                 *

George K. Wright            14,173.63  (2)                 *

Robert A. Janusey              257.18                      *

Cheryl Kirchner              1,183.16                      *

Alexander Lindsay, Jr.           0                         0

Michael Burkhart                 0                         0

All directors and
executive officers
of the Company as a          29,214.31                    1.0
group (9 persons)

*	Indicates ownership of less than 1% of the Company Stock.

1. The address of each person is 2200 Garden Drive, Suite 200, Mars, Pennsylvania 16046.
2. All shares held jointly with spouse.


	The Company knows of no person who has or shares voting power and/or investment power with respect to more than 5% of the outstanding Company stock.

	None.

Item 13.  Exhibits and Reports on Form 8-K

(a)	Exhibits.
    Exhibit No.                               Description

            2.1 Final Plan of Complete Liquidation and Dissolution of Seven Fields Development (PA), Inc. (3)

            2.2 Final Plan of Complete Liquidation and Dissolution of Seven Fields Development Company (4)

2.3 Final Plan of Complete Liquidation and Dissolution of Seven Fields Development (DEL), Inc.

            2.4 Final Plan of Complete Liquidation and Dissolution of Seven Fields Management Company

            3.1 Articles of Incorporation of Seven Fields Development (PA), Inc. (1)

            3.2     By-Laws of Seven Fields Development (PA), Inc. (1)

           10.1     Management and Services Agreement dated April 30, 1995 (2)

           10.2 Agreement with Hanna Holdings, Inc. for the sale of the Company's residential lots, construction in progress, and certain other assets dated December 27, 1999, effective January 2, 2001 (4)

           10.3     General Distribution and Assignment


 10.4     Seven Fields Development Company Liquidating Trust
Agreement
                    (5)

           10.5     Seven Fields Development (PA), Inc. Liquidating Trust
                    Agreement

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

(2)    Filed as exhibit to Seven Fields Development Company's
Annual Report on Form 10-KSB filed January 26, 1996, and incorporated herein by reference.

(3) Filed as exhibit to the Company's Current Report on Form 8-K filed November 14, 2001 and incorporated herein by reference.

(4) Filed as exhibit to Seven Fields Development Company's Current Report on Form 8-K filed November 14, 2001 and incorporated herein by reference.

(5) Filed as an exhibit to Seven Fields Development Company's Annual Report on Form 10-KSB filed January 28, 2002.

(b)  	 Reports on Form 8-K.
       Current Report on Form 8-K dated November 14, 2001 reporting the adoption of the Final Plan of Liquidation and Dissolution of Seven Fields Development (PA), Inc.








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

	                                          Date:  January 28, 2002

	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated as directors of Seven Fields Development (PA), Inc.

        Signature                              Title                       Date

      PAUL VOYTIK            President (Principal Executive     January 28,2002
      Paul Voytik            Officer) and Director

      LYNN HOFFMAN-KYLE   Chief Financial Officer (Principal January 28, 2002
      Lynn Hoffman-Kyle      Financial and Accounting Officer)

      GEORGE K. WRIGHT	     Director                           January 28, 2002
      George K. Wright

      ALEXANDER H. LINDSAY   Director                           January 28, 2002
      Alexander H. Lindsay

      MICHAEL BURKHART       Director                        January 28, 2002
      Michael Burkhart









             SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                        INDEX TO FINANCIAL STATEMENTS



				Page Reference
Independent Auditors' Report								    F-1

Statements of Net Assets in Liquidation at October 31, 2001 and October
     31, 2000                                                               F-2

Statement of Changes in Net Assets in Liquidation for the Year Ended
     October 31, 2001                                                       F-4

Statement of Operations and Changes in Net Assets in Liquidation
     for the Year Ended October 31, 2000						    F-5

Statements of Shareholders' Equity and Net Assets in Liquidation
     for the years ended October 31, 2001 and October 31, 2000	          F-7

Statements of Cash Flows for the years ended October 31, 2001 and
     October 31, 2000                                                       F-8

Notes to Financial Statements                                               F-9




Independent Auditors' Report



The Board of Directors and Shareholders
Seven Fields Development (PA), Inc.
Mars, PA

We have audited the accompanying consolidated statements of net assets in liquidation of Seven Fields Development (PA), Inc. and subsidiaries
(the "Company") as of October 31, 2001 and October 31, 2000 and the related consolidated statements of changes in net assets in liquidation for the year ended October 31, 2001 and statement of operations and changes in net assets in liquidation for the year ended October 31, 2000, and the consolidated statements of cash flows and shareholders' equity and net assets in liquidation for each of the two years in the period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of the Company at October 31, 2001 and October 31, 2000 and consolidated changes in net assets in liquidation for the year ended October 31, 2001, and results of its consolidated operations and consolidated changes in net assets in liquidation for the year ended October 31, 2000, and its consolidated cash flows for each of the two years in the period ended October 31, 2001.




O'Connor & Company

January 3, 2002
Sewickley, PA

                    SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                       AS OF OCTOBER 31, 2001 AND OCTOBER 31, 2000


                                  ASSETS
                                                 OCTOBER 31, 2001

                                            PRIOR TO
                                          FINAL DEEMED
                                          LIQUIDATING         FINAL
                                          DISTRIBUTION   BALANCE  OCTOBER 31,
                                            NOTE 1           NOTE 1       2000
Cash                                      $    1,678,588             $   12,380
Temporary investments, Note 7                          1,859,367

  Total Cash And Temporary Investments     1,678,588     1,871,747

Accounts and notes receivable, net of allowances of $12,268
  IN 2000                                      1,066,353        641,426
Capitalized development costs, Notes 2, 9        600,000       3,304,043
Capitalized house construction costs, Notes 2, 9                4,706,445
Prepaid expenses and deposits                     66,416       259,709
Property not currently under development, Notes 2, 9    2,355,000

   Total Property, Buildings And Equipment             459,573
       Less Accumulated Depreciation               (324,290 )

   Total Property, Buildings And Equipment, Net
       Of Accumulated Depreciation            135,283


       Total Assets                           $3,411,357        $13,273,653




                              See Notes To Financial Statements


                        LIABILITIES AND NET ASSETS IN LIQUIDATION

                                                      OCTOBER 31, 2001

                                                 PRIOR TO
                                               FINAL DEEMED
                                               LIQUIDATING    FINAL
                                              DISTRIBUTION  BALANCE OCTOBER 31,
LIABILITIES                                       NOTE 1     NOTE 1    2000

Accrued estimated cost of liquidation                $ 710,849      $  760,000
Accounts payable and accrued expenses            163,948          400,466
Accrued estimated costs related to developed
lots and buildings sold, Note 2          227,000          -   1,599,719
Mortgages payable, Note 4                              -          -      55,000
Customer deposits and advances                 -          -     266,728
General unsecured debt - minority investors
    Notes 1, 5, 8                                  392,881        1,734,094

 Total Liabilities               $1,494,678   $      -  $4,816,007



       NET ASSETS IN LIQUIDATION
         $1,916,679    $ $8,457,646
1704:

                   See Notes To Financial Statements.


   SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
    STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
    FOR THE YEAR ENDED OCTOBER 31, 2001
1632:
Net Assets in Liquidation October 31, 2000               $    8,457,646


Net Funds Provided from the Sale of Real Estate
                                               (11,296,391)


Net Funds Provided from the Sale of Equipment            (135,283)


Net Funds Used for Development and Construction
                                                                       1,530,905


Net Funds Used for the Reduction of Operating,
           Development  and Liquidation Liabilities                  2,195,337


Net Funds Used for the Repayment of Mortgages        55,000


Net Funds Distributed to the General Unsecured
            Debt Holders                                 1,301,879
                                                                    (6,348,553)


Liquidation Basis Adjustments:
   Adjust General Unsecured Debt to Fair Value:
     Minority Investors                                       39,334

Adjust Other Assets and Liabilities to Fair Value   (231,748)

Net Liquidation Basis adjustments to Net Assets
          in Liquidation                                             (192,414)

Net Change to Net Assets in Liquidation             (6,540,967)

Net Assets in Liquidation October 31, 2001 -
          Prior to Deemed
Distribution to Shareholders                                $ 1,916,679




Deemed Distribution to Shareholders of the Company's
Remaining
Net Assets (Transferred and Assigned to Seven Fields
Development
Company Liquidating Trust, and Seven Fields
Development (PA),
Inc. Liquidating Trust) on October 31, 2001,  Exclusive of


                     (1,916,679)


Net Assets in Liquidation October 31, 2001     $         -
1777:
                        See Notes To Financial Statements.


           SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
      STATEMENT OF OPERATIONS AND CHANGES IN
                   NET ASSETS IN LIQUIDATION
                  FOR THE YEAR ENDED  OCTOBER 31, 2000




Gross Revenue
    Rental income                                                $       39,531
    Fees and other operating income                                      75,281
    Water revenue                                                         9,149
    Developed lot and house sales                                    15,545,924
    Sale of water company, and office buildings                       3,125,000
                                                                     18,794,885


Costs and Expenses
    Cost of developed lots and houses sold                           12,504,644
    Cost of water company and office buildings                        1,826,639
    Other operating expenses*                                           276,053
    General and administrative expenses*                                915,675
    Depreciation expense                                                 73,698
                                                                     15,596,709
    Operating Income                                                  3,198,176

Interest Expense*
Interest Income                                                          89,170


Income Before Provision For Income Taxes                              3,287,346

Provision For Income Taxes, Note 6                                    1,291,586

Net Income (Loss)                                                  $  1,995,760

Shareholders' Equity November 1, 1999                                 2,700,718

   Return of Capital Distribution                   (2,760,242 )

Shareholders' Equity October 31, 2000, Prior to
     Liquidation Basis Adjustments                                    1,936,236

Liquidation Basis Adjustments:
     Adjust Unsecured Debt to Fair Value:
        Minority Investors                                            6,805,356

     Accrued Estimated Cost of Liquidation                             (760,000)

     Adjust Other Assets and Liabilities to Fair Value                  476,054

      Net Assets In Liquidation                                   $   8,457,646


Net Income Per Share, Basic and Diluted, Note 2                            0.57


*  See details on following page.



                       See Notes To Financial Statements.

            SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
  STATEMENT OF OPERATIONS AND CHANGES IN NET ASSETS IN
                       LIQUIDATION-CONTINUED
                  DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES AND INTEREST EXPENSE
                  FOR THE YEAR ENDED  OCTOBER 31, 2000

                                                                         2000
Other Operating Expenses
Payroll, payroll taxes and benefits                           $      673,507
Repairs and maintenance                                              162,090
Utilities                                                             20,944
Insurance                                                            115,028
Property taxes                                                         8,409
Other operating supplies and services                                 65,696

    Total Other Operating Expenses                                 1,045,674

          Less Expenses Capitalized to Development and
             Construction                                           (769,621 )
                   Net Other Operating Expenses               $      276,053


General And Administrative Expenses
Payroll, payroll taxes and benefits                           $      462,544
Professional fees                                                    129,269
Other general and administrative expenses                            369,462


Total General and Administrative Expenses                            961,275

  Less Expenses Capitalized to Development and Construction          (45,600 )

       Net General and Administrative Expenses                $      915,675


Interest Expense
Total Interest Expense                                       $         7,792

Less Interest Capitalized to Development and
   House Construction                                                 (7,792 )

            Net Interest Expense                             $             -


                        See Notes To Financial Statements.


              SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
       STATEMENTS OF SHAREHOLDERS'  EQUITY AND NET ASSETS IN LIQUIDATION
                 FOR THE YEARS ENDED  OCTOBER 31, 2001 AND 2000


                                                  Retained
                              Shareholders'  Earnings
                        Additional    Deficit As Of  Since
                   Common   Paid In       November 7,    November 7,
                 Stock    Capital       1987           1987           Total
Balance October
31, 1999        $2,905,514  $45,021,411 $(52,235,399 )   $7,009,192  $2,700,718

Net Income
- - Year ended
October 31, 2000                                          1,995,760   1,995,760

Return of
Capital Distribution    -   (2,760,242 )           -              -  (2,760,242)
Balance
October 31, 2000,
Prior To Liquidation
Adjustments      $2,905,514 $42,261,169  $(52,235,399)   $9,004,952  $1,936,236

Liquidation Basis Adjustments:
  Adjust Unsecured Debt to Fair
  Value:
  Minority
  Investors                                 6,805,356                 6,805,356
Accrued Estimated Cost of
    Liquidation                                           (760,000)    (760,000)

Adjust Other Assets and
 Liabilities to
Fair Value              -            -              -      476,054      476,054

Reclassify Components
Of Shareholders' Equity
to Net Assets
in Liquidation $(2,905,514) $(42,261,169) $45,430,043   $(8,721,006) $8,457,646
 Net Assets
In Liquidation -
 October 31 2000 $       -  $          -  $         -   $         -  $8,457,646

Return of
Capital Distribution     -             -            -             - (6,348,553)

Adjust Unsecured
Debt to Fair
  Value:
   Minority Investors    -             -            -             -     39,334

Adjust Other Assets
and Liabilities to
Fair Value               -             -            -             -   (231,748)
Net Assets in Liquidation-
October 31, 2001  $      -  $          -  $         -  $          -   1,916,679
Deemed Distribution at
October 31, 2001                                        (1,916,679)
Net Assets in
Liquidation after
Deemed Distribution $     - $          -  $         -  $          - $        -





                        See Notes To Financial Statements
                                       F-7



                SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                               STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED  OCTOBER 31, 2001 AND 2000

                                                             October 31, 2001

                                            DEEMED     PRIOR TO FINAL
                                         DISTRUBUTION      DEEMED
                                TO LIQUIDATING  LIQUIDADTING
Cash Flows From
Operating Activities                         TRUST      DISTRIBUTION      2000
Net Income prior to
liquidation adjustments                  $       -      $         - $1,995,760
Liquidation adjustments to net assets            -        (231,748)  (283,946)
Provision for deferred income taxes              -                -  1,284,232
Depreciation                                     -                -     73,698
Capitalized development costs incurred,
   at fair value                                 -        (193,346)(2,867,661)
Capitalized house construction
 costs incurred                                  -      (1,337,558)(10,084,800)
Cost of lots and houses sold                     -       11,296,392  12,491,048
Changes in other assets and liabilities:
  Other assets                                   -        (231,634)   (719,602)
   Accounts payable, accrued
expenses and other liabilities                   -        (503,244)     51,039
   Accrued estimated development costs           -      (1,317,493)
Accrued estimated liquidation expenses           -        (104,377)    760,000
         Net Cash Flows Provided
By Operating Activities                          -        7,376,992  2,699,768
Cash Flows From Investing Activities
Additions to property,
buildings and equipment                          -                -    (51,055)
Payments on notes receivable                     -                -    391,348
Sale of property, buildings,
and equipment                                    -          135,283  1,805,128
      Total Cash Flows Provided
By Investing Activities                          -          135,283  2,145,421
Cash Flows From Financing Activities
Deemed distribution of remaining net assets to liquidating trusts at October 31, 2001:
  Assignment of Accounts,
  notes & escrow proceeds receivable     1,066,353
  Transfer of remaining real
  estate parcels                           600,000
  Assignment of prepaid insurance &
  corporate tax refunds                     66,416
  Transfer of obligation of estimated
  accrued liquidation costs               (710,849)
  Transfer of obligation for accounts
  payable & accrued expenses              (163,948)
  Transfer of obligation for estimated
  development costs                       (227,000)
  Transfer of obligation, to the extent
  net assets are available, for the
  repayment of the general unsecured
  debt - Minority Investors                (392,881)
  Transfer of net assets in liquidation  (1,916,679)
  Repayment of general unsecured debt              -    (1,301,881)  (566,035)
Return of capital distributions                    -    (6,348,553)(2,760,242)
Repayment of loans and mortgages payable           -       (55,000)  (899,470)
  Total Cash Flows Used In
  Financing Activities                   (1,678,588)    (7,705,434)(4,225,747)
Net Increase (Decrease) In
Cash And Temporary Investments           (1,678,588)      (193,159)    619,442
Cash And Temporary Investments,
Beginning of Period                       1,678,588       1,871,747  1,252,305
Cash And Temporary Investments,
Balance Prior to Deemed Distribution              -      $1,678,588 $1,871,747
Cash And Temporary Investments at
October 31, 2001                                  -
Supplemental Schedule Of Non-Cash Investing And Financing Activities:
Liquidation adjustment to reduce
general unsecured debt to fair value   $          -       $231,748 $6,805,356
Liquidation adjustment to shareholders' deficiency
to reflect fair value of net
assets in liquidation                  $          -      $(231,748)$(6,805,356)

2076:
                        See Notes To Financial Statements
                                       F-8



              SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              OCTOBER 31, 2001 AND 2000




Note 1  Organization And Business

Seven Fields Development (PA), Inc. (the "Company" or "Seven Fields PA") was formed in 1994 as part of a comprehensive restructuring of Seven Fields Development Corporation (the "Corporation"), in which (1) holders of 83% of the Corporation's common stock and general unsecured subordinated debt ("Investor Debt") exchanged such stock and debt for common stock of Seven Fields PA, and
(2) Seven Fields Development Company, a Pennsylvania business trust (the "Trust ") merged with and into the Corporation (the "Merger"), with the Trust as the surviving entity. In the Merger the holders of the Corporation's common stock, which included Seven Fields PA and the holders who did not elect to participate in the above described exchange, received shares of beneficial interest in the Trust ("Trust Shares"). Such persons also retained their Investor Debt, which became an obligation of the Trust as the successor, by merger, to all of the assets and liabilities of the Corporation. As part of the restructuring, Seven Fields PA contributed all of the Trust Shares and Investor Debt which it received in the exchange and the Merger to its wholly-owned subsidiary, Seven Fields (DEL), Inc. ("Seven Fields DEL").

Organization Structure, Management And Objectives
The Trust was formed for the purpose of merging with the Corporation and thereafter serving as the operating subsidiary of Seven Fields PA carrying on the business of the Corporation with the objective of maximizing the value of its assets and effecting a dissolution and complete liquidation of its business assets and affairs as soon as practical. Such liquidation was expected to occur over an extended period of time, as its assets are developed and sold in a manner designed to maximize distributions to the Investors as defined below. As more fully described below except for two commercial parcels with the consummation of the sale of its remaining residential properties on January 2, 2001, the Company had developed and disposed of all of its operating assets at October 31, 2000.

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

Since the bankruptcy Reorganization in 1987, the Company sold four rental properties, repaid five million dollars of debt other than Company Debt, and returned approximately $26.0 million to its Investors as repayment of general unsecured debt and distributions to its shareholders. This total included deemed distributions to two liquidating trusts established for the benefit of the debt holders and shareholders in the amount of $2.3 million on October 31, 2001.

                                       F-9


              SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             OCTOBER 31, 2001 AND 2000




Note 1  Continued

Liquidation Plan
On January 2, 2001 the company consummated the sale of all of its remaining residential properties at Seven Fields, Butler County, Pennsylvania and Nevillewood, Allegheny County, Pennsylvania to Hanna Holdings, Inc. ("HANNA").

Effective January 2, 2001, with the consummation of the sale of its residential real estate assets to HANNA, the Company ceased all operating activities. All of its employees except certain officers and board members terminated their employment with the Company. All former employees of the Company were offered and most accepted employment with HANNA.

The above described sale of these remaining residential realty assets effectively concludes fourteen years of development, construction, and disposal followed by repayment to the Company's debtholders and shareholders with the proceeds of such sales.

With the conclusion of the HANNA sale the Company's principal assets consisted of cash and temporary investments which it intended except for amounts required to be withheld for meeting its other liabilities and the estimated expenses of liquidation and dissolution, to distribute to the holders of its general unsecured debt and common stock, and two remaining commercial parcels that it expected to sell during 2001.

At October 31, 2001, one of the remaining commercial parcels and an 8-acre undeveloped residential parcel were closed into escrow. As required by the terms of its sales agreement the buyer failed to close on the remaining commercial parcel and he has requested additional time to evaluate the economic feasibility of his intended use of the property. Subsequent to October 31, 2001, the proceeds of the two sales closed into escrow were released to the Company's Liquidating Trust. The likelihood and timing of the sale of the one remaining commercial parcel is not determinable at October 31, 2001.

Because of the bulk sale of the residential properties to HANNA, an agreement with Seven Fields Borough for the assumption of many of the Company's residual developer's obligations, the passing of the one year warranty period, on the houses the Company sold, and the completion of all significant development projects minimal known development and construction requirements remain at October 31, 2001, the Company's trustee approved a plan to dissolve the Company effective October 29, 2001 and liquidate the Company's remaining assets on October 31, 2001.

Dissolution
On October 29, 2001, the Company's Board of Directors approved the dissolution and liquidation of Seven Fields Development (PA), Inc. and the creation of the Seven Fields Development (PA), Inc. Liquidating Trust.

These actions represent a continued execution of the Company's mission which commenced upon its reorganization in bankruptcy in 1987 and was confirmed as a part of the organizational restructuring in 1995 to return to the Company's investors as much of their investment as soon as possible.

On October 31, 2001, the Company's remaining net assets (defined as the fair value of all assets minus the estimated settlement amount of all known liabilities) were deemed to have been distributed to the Company's investors (holders of the Company's general unsecured debt and shareholders of its common stock).
                                         F-10

               SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000
                                   (CONTINUED)



Note 1  Continued
As part of the legal process of winding up the business affairs of the Company, Seven Fields Development (PA), Inc. Liquidating Trust was formed to facilitate the realization of all assets and the settlement of remaining liabilities of the Company. With the creation of the Trust, a trustee was appointed, and the Company's board of directors resigned, and the Company was liquidated and dissolved. The Company's Liquidation and Dissolution was a part of a comprehensive liquidation and dissolution plan which also included the liquidation and dissolution of the Company's wholly owned subsidiaries Seven Fields (DEL), Inc. Seven Fields Management Company and its 83% majority owned subsidiary Seven Fields Development Company.

As part of the liquidation and dissolution of Seven Fields Development Company a second liquidation trust was established to hold the net assets of that company at October 31, 2001. Seven Fields Development (PA), Inc. Liquidating Trust is an 83% beneficiary of the Seven Fields Development Company Liquidating Trust. On October 31, 2001, assets having a fair value of $3,338,532 were transferred to the two liquidating trusts. The estimated settlement amount of liabilities of the Company excluding amounts owed the investors was $1,023,747 and the balance $2,314,785 is expected to be paid to the beneficiaries of the two trusts - the former investors in the Company's general unsecured debt and common shares. Any future adjustments to the fair value of the Company's assets or the estimated settlement amount of its liabilities will result in an identical change to the amount available to settle the liability to the investors for the debt and net assets in liquidation.

Subsequent to October 31, 2001 on November 30, 2001, the liquidating trusts distributed $1,323,000 to the beneficiaries of the net assets of $2,314,785 transferred to the liquidating trusts on October 31, 2001. After three years, if any assets remain after settling the Company's liabilities to non-beneficiaries (non Investors) any remaining net assets will be distributed to the beneficiaries (former general unsecured debt holders and shareholders of the Company).

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

The Debtors were formed in 1976 primarily for the purpose of marketing and managing investments in multi-family residential housing developments. From 1976 until May 1986, when the Debtors filed for reorganization under Chapter 11 of the Federal Bankruptcy Code, they had acquired four significant real estate projects. The Debtors obtained funding to acquire and/or develop these projects by selling to investors what was purported to be percentage interests in a particular real estate development that would be managed by the Debtors. From 1976 to 1986 the Debtors received approximately $57,000,000 from over 2,600 investors (the "Investors"). These Investors had no management control over the Debtors' affairs. Management of theDebtors was vested exclusively with four stockholders who owned 100% of the stock of the Debtors. Investors' investment balances, including reinvestments, exceeded $69,000,000 when the Debtors filed petitions for reorganization with the Bankruptcy Court.

The Plan of Reorganization and The Company Subsequent to November 7, 1987
The following summary of the Plan applies to Seven Fields PA's operating subsidiary, the Trust, and not to the capital structure of Seven Fields PA, since the reorganization which was consummated in 1995 resulted in the exchange of 83% of the Investor Debt and Stock for common stock of Seven Fields PA.
                                         F-11

              SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              OCTOBER 31, 2001 AND 2000



Note 1  Continued
The Plan on November 7, 1987, transferred 100% ownership of the Debtors from the four former stockholders to the more than 2,600 Investors, merged the four debtors into the surviving corporation, removed the former shareholders from involvement in the management or ownership of the reorganized company, and required the repayment in full of all debt, secured and unsecured, to creditors on the same terms as agreements then in existence. The Plan also, despite assets with a fair market value far less than the obligation of the Company to the Investors, did not reduce the face amount of the Company's obligation to those Investors. The liability to the Investors, representing 95% of the Investors' claims, remained a general unsecured debt of the Company and the Company waived discharge of such debt. These non-discharged debts are subordinated to any existing liens and priorities and any future secured debt, and the claimant-creditor, his heirs, assigns or successors, may not file suit or take any judgment, or undertake any collection activities.

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

Since at October 31, 2000 the Company was able to reasonably estimate the funds that would be available to distribute to the debt holders the Company has reduced its general unsecured debt by $6,805,356 to $1,734,094 with its adoption of the liquidation basis of accounting at October 31,2000. As a result of this adjustment to reduce the general unsecured debt to the amount estimated to be paid on such debt, the Company increased its shareholder equity by $6,805,356 to $8,457,646, the amount that the Company's management believed would be distributed to the Company's shareholders prior to liquidation and dissolution. With the adoption of liquidation accounting at October 31, 2000 shareholders' equity is renamed net assets in liquidation and adjustments to net assets in liquidation are recorded to reflect conversion of assets and liabilities on a going concern basis of accounting (primarily historic cost) to net assets in liquidation (primarily the fair market value of assets and the amounts at which liabilities are estimated to be settled). During 2001 an additional valuation allowance to the Company's property was recorded reducing its carrying value by $231,748 with offsetting reductions in Investor Debt of $39,334 and Net Assets in Liquidation of $192,414.


Note 2  Summary of Significant Accounting Policies

Basis of Accounting
As a result of the imminence of complete liquidation, the Company adopted the liquidation basis of accounting effective October 31, 2000. This basis of accounting is considered appropriate when, among other things, liquidation of a company seems imminent and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The conversion from the going concern to liquidation basis accounting has required management to make significant estimates and judgements. In order to record assets at estimated net realizable values and liabilities at estimated settlement amounts under liquidation basis
                                     F-12

            SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000
                                     (CONTINUED)


Note 2  Continued
accounting on October 31, 2000, the Company recorded the following adjustments
(1) recorded estimated net profit from the sale of the remaining residential real estate to HANNA and the two remaining commercial parcels in the amount of $476,054, (2) recorded the estimated cost of liquidation and dissolution in the amount of $760,000, (3) recorded a net reduction in the Company's general unsecured debt of $6,805,356 to reflect the total residual amount of funds available for final repayment of such debt. During 2001 the fair value of the commercial property and settlement amount of general unsecured debt and net assets in liquidation were each reduced by $231,748.

Additionally, during the fiscal years preceding the adoption of liquidation basis accounting, the Company has attempted to estimate and accrue for obligations related to its responsibilities to various governmental agencies and others relating to its activities as a developer and home builder.

Principles of Consolidation
The consolidated financial statements include Seven Fields PA, Seven Fields DEL, Seven Fields Management Company, Inc., and Seven Fields Development Company. Inter company accounts and transactions are eliminated in the consolidated financial statements.

Reorganization
Merger And Basis Of Presentation
The Merger, which became effective April 30, 1995, qualifies as a tax-free reorganization and was accounted for in a manner similar to a pooling of interests.

For comparative purposes, certain 2000 amounts have been reclassified to conform to the presentation adopted in 2001.

Use of Estimates
The presentation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported at the date of the financial statements for assets, liabilities, revenues and expenses and disclosures of contingencies. Actual results could differ from those estimates
 . In recording the liquidation adjustments upon adoption of liquidation accounting at October 31 2000, the Company's management made significant estimates related to the disposition of the Company's remaining properties, settlements of its liabilities and the costs to be incurred upon dissolution.

The Following Significant Accounting Policies were in Effect Prior to the Adoption of Liquidation Accounting

Fixed Assets and Depreciation
Fixed assets are recorded at cost except for assets transferred to the Corporation pursuant to the Plan, which are recorded at appraised values
determined in the reorganization proceedings.   No accumulated depreciation was
recorded as of the Corporation's reorganization on November 7, 1987, and straight line and accelerated methods have been used since reorganization over the assets estimated useful lives. All of the Company's remaining fixed assets were sold on January 2, 2001 as a part of the Hanna transaction.

Development Costs and Other Capitalized Costs
It is the Company's policy to capitalize all material costs related to the development of its property. Costs, including but not limited to legal, engineering, planning and construction, which are specifically identifiable to each phase, are capitalized to the individual phase, and costs incurred which benefit all phases being developed or to be developed in the future are allocated to those phases. Costs which are included in the general and
                                       F-13

              SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 2001 AND 2000
                                 (CONTINUED)

Note 2  Continued
administrative cost center and are directly related to development activities are capitalized to the development phases under construction during the period incurred. Material interest costs are capitalized during the construction period of each phase based on the average interest rate of the debt outstanding
 .  The full cost of construction,   including overhead and construction period
interest has been capitalized. Estimated costs for amenities and common areas related to phases from which lots are being sold are accrued and a proportionate part of such costs is included in the cost of lots sold.

Revenue Recognition
Revenue was recognized on the sale of lots when settlement occured, or the collectibility of any related receivable was reasonably assured and the Company had substantially completed all obligated development related to the lots sold.

Revenue was recognized upon settlement for houses that were constructed provided construction was substantially complete. Sales of lots, or housing units from phases or multi-unit buildings where development or construction was not substantially complete were accounted for in accordance with the percentage of completion method, based on estimated costs to be incurred.

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

Minority Interest
Seven Fields PA owned, through its subsidiary Seven Fields DEL, 83% of the outstanding shares of the Trust resulting in a 17% minority interest. Under generally accepted accounting principles, it is not appropriate to reflect a negative (i.e., a debit balance) minority interest in a balance sheet. Therefore prior to adopting liquidation accounting, in the balance sheet of Seven Fields PA there was no minority interest reflected because there was a capital deficiency in the Trust. Similarly, there was no minority interest provision reflected in Seven Fields PA's statement of operations because of such capital deficiency. Although 17% of any future earnings of the Trust would have accrued to the benefit of the minority shareholders of the Trust, no such minority interest was reflected in the statement of operations so long as the Trust continued to have a capital deficiency, and as a result a negative minority interest.

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

              SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000
                                   (CONTINUED)


Note 2  Continued

Earnings Per Share

Earnings per share have been calculated to exclude the effect of the earnings which accrue to the benefit of the minority shareholders, although under generally accepted accounting principles such minority interests may not be reflected in the balance sheet or statement of operations so long as the capital deficiency exists in the Trust.

The computation of earnings per share is as follows:



										      2000
Consolidated Net Income (Loss)                                      $1,995,760

Less Net Income Accruing to Minority Interest
     in Trust (17%)                                                    339,279

Net Income (Loss) Applicable to Seven Fields
    PA Shareholders                                                  1,656,481

Weighted Average Shares Outstanding                                  2,905,514

Earnings Per Share, Basic and Diluted                                      .57
Note 3 Commitments, And Litigation
The Company has concluded all litigation with the former majority shareholder of the Debtors as a result of a settlement that was finalized in November 1995.
The Company is defendant in several personal injury lawsuits against which it and its insurance carriers are vigorously defending. The Company does not believe it has any significant exposure under any of these claims.

Commitments and Contingencies Related to Cessation of Operations
Under terms of its agreement to sell its remaining residential real estate assets to HANNA, HANNA assumed certain of the Company's development obligations to the Borough and homeowners. Additionally, the Company has paid the Borough of Seven Fields $100,000 to discharge certain of its other developer obligations primarily related to road maintenance and drainage. However, the Company will remain contingently liable on other obligations normally associated with the development and construction of real estate.
The Company's management has estimated and accrued for all known activities required of it to fulfill its obligations.


Note 4  Mortgages Payable
In December 2000, the Company repaid mortgages totaling $55,000 on two lots it purchased at Nevillewood.


Note 5  Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of financial instruments at October 31, 2000, and October 31, 2001, prior to the deemed distribution of the Company's remaining net assets to its Investors:

     Cash and temporary investments: The carrying amount reported in the balance sheet for cash and temporary investments approximates fair value.

SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2001 AND 2000
(CONTINUED)



Note 5  Continued

Accounts and notes receivable, deposits, and accounts payable: The carrying amounts of these assets and liabilities in the balance sheet approximate fair value.


General unsecured debt - minority investors. The carrying amount of general unsecured debt - minority investors prior to October 31, 2000 was materially in excess of the fair value of these financial instruments. As more fully described in Notes 1 and 8, the general unsecured debt is non-interest bearing, has no maturity date, and legal action by the debt holder to collect is precluded.

Furthermore, since the Company emerged from bankruptcy proceedings in 1987, there have been no known sales of the debt in the open market. The amount of this debt which was ultimately repaid, and the timing of such repayment, was totally dependent upon the Company's success in developing its property and liquidating and distributing the proceeds from sales of its assets to the debt holders and shareholders. Consequently, this debt was more characteristic of an equity instrument having a preference upon liquidation, bears no interest or dividend rate, has no fixed cash stream, or maturity date. Because of these factors, it was not practicable to determine the fair value of the general unsecured debt prior to October 31, 2000.

During fiscal 2000, upon the sale by the Company of all of its commercial properties except two parcels, and its agreement to sell its remaining residential real estate to HANNA, the Company's management has been able to reasonably estimate the funds that will be available for distribution to the holders of its general unsecured debt. Concurrently with the adoption of liquidation basis accounting, the Company has recorded an adjustment of $6,805,356 so as to reduce its general unsecured debt to minority investors to $1,734,094.


Note 6 Income Taxes
The Company recognized deferred tax assets of $4,080,000 on November 1, 1993, as a result of adopting Statement of Financial Accounting Standard ("SFAS") No. 109 "Accounting For Income Taxes". The net deferred tax asset of $4,080,000 is a result of higher tax basis of the Company's assets than the basis recognized for financial reporting purposes at the time of reorganization. Recognition of this deferred tax asset reduced the Shareholders' Deficit created at reorganization.

             SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 2001 AND 2000
                                   (CONTINUED)



Note 6.  Continued
As of October 31, 2001, the Company has federal and state net operating loss carryforwards for tax purposes which, if not utilized, expire as follows:



            October 31,                Federal                   State
               2003               $   1,596,208
               2004                   3,911,434
               2005                   4,605,975
               2006                     626,911
               2007                     870,453
               2008                   3,892,382
               2009                   1,202,522             $    205,437
               2010                   1,125,160                1,809,956
               2011                     436,732
               2018                     795,935
               2019                     732,581
               2021                   1,809,956                        -
                                  $  21,606,249            $   2,015,393

For Pennsylvania income tax purposes, net operating losses generated in fiscal 1996 and thereafter may be carried over for ten years.

Because the Company has been fully liquidated as of October 31, 2001 all of its remaining tax attributes including net operating loss carry forwards, and the excess of the tax basis of assets over the financial reporting basis are eliminated.

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

The net realizability of the deferred income tax assets was re-evaluated periodically. The Company's ability to utilize its deferred tax assets is based on its ability to generate sufficient pre-tax income in the future prior to its complete liquidation, which is limited by the total property which the Company had available to develop in the future. In 2000 the Company increased the deferred tax valuation allowance so as to reduce its net deferred tax assets to amounts which will not exceed utilization of such assets based on its property which remains to be sold.

               SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              OCTOBER 31, 2001 AND 2000
                                      (CONTINUED)


Note 6  Continued

At October 31, 2000, the significant components of the Company's deferred tax assets are as follows:

                                        Federal      State       Total
Tax over financial reporting basis of assets
    originating at reorganization             $395,316     $129,045   $524,361

Net operating loss carryforwards resulting
 from the utilization of the higher tax basis
 of assets since reorganization              6,739,593       20,523  6,760,116
Potential tax benefit at October 31, 2000   $7,134,909     $149,568 $7,284,477
Valuation allowance - Reduction for estimated
     unutilized deferred tax assets        $7,134,909      $149,568 $7,284,477

Net Deferred Tax Assets                    $        -      $      - $        -
2718:

Because of the Company's complete liquidation and dissolution no deferred tax assets remain at October 31, 2001.

Significant components of the provision for income taxes are as follows:
                                                         Year Ended October 31,
                                                    Year Ended October 31,
          Deferred                                            2000
           Federal                                          $968,184
             State                                           316,048
                Provision For Income Taxes                $1,284,232

Current
     Federal Alternative Minimum Tax                         $ 7,354


A reconciliation of income taxes with the amounts which would result from
applying the US statutory rate follows:
                                              Year Ended October 31,
                                                     Year Ended Octoder 31,
                                                               2000

          Tax at US Statutory Rate                        $1,117,974
          U.S Alternative Minimum Tax                          7,354
          State Income Taxes Net of Federal Benefit          142,660
          Increase in Valuation Allowance                     23,598
                 Provision For Income Taxes               $1,291,586

The Company will file its final federal and state income tax returns for the year ended October 31, 2001. Upon filing these returns all of the Company's tax attributes (primarily net operating loss carry forwards and the excess of the tax basis of assets over the financial reporting basis of those assets) will be eliminated because of the Company's complete liquidation and dissolution.
                                        F-18

                SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              OCTOBER 31, 2001 AND 2000
                                     (CONTINUED)


Note 7 Temporary Investments
Temporary investments at October 31, 2000, consists of $1,859,367 invested in PNC Bank's PNC Investment Short Term Common Trust Fund. The underlying securities which consist of US Treasury and US Government Agency obligations and repurchase agreements relating to such obligations have average maturities of 20 to 60 days. The proceeds are deposited automatically to the Company's operating account as needed. Cost and market value of temporary investments are identical to each other at October 31, 2000.

Note 8  Capital Stock and Subordinated Debt
The Corporation, at the time of its bankruptcy reorganization on November 7, 1987, as prescribed by the Plan, issued to the Investors certificates intended to represent shares of common stock and general unsecured debt of the Corporation. The certificates representing the shares stated (a) the number of shares issued, (b) total amount of the Investor's claim and (c) the amount of such claim as represented by the shares and the undischarged indebtedness owed to Investors by the Corporation. The certificates also have the following statement printed thereon: "The equity and debt interests represented hereby are not severable." The Board of Directors of the Corporation, on August 25, 1989, passed a resolution that provided that the shares and the debt held by each Investor shall be severable and separately transferable.

As a result of the reorganization effective April 30, 1995, 83% or $50,796,205 of the Investor Debt and 83% of the Common Stock was exchanged for common stock
in Seven Fields PA.   Therefore, the General Unsecured Debt and Common Stock
outstanding on the October 31, 2001 and 2000 statement of net assets in liquidation had the following characteristics:

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

   : This debt as reflected on the Company's statements of net assets in liquidation was to be repaid by periodic distributions as determined appropriate by the Company's Board of Directors. When such distributions are made for every $17 of debt repaid, it is the intent of the Company to distribute to its shareholders $83 as a liquidating distribution. These circumstances were created by the 1995 reorganization, which was structured so as to assure proportionality of the interests between those Investors which accepted the exchange offer and those Investors who did not accept the exchange offer. The economic interests of the Investors remained proportional because of the ownership of the debt of the Corporation which was exchanged for the common stock of Seven Fields PA that was not canceled, but was transferred to Seven Fields DEL, a wholly owned subsidiary of Seven Fields PA. Therefore, as the Trust repays the debt; for every $17 of debt paid to the non-exchanging
                                          F-19

                SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              OCTOBER 31, 2001 AND 2000
                                      (CONTINUED)



Note 8  Continued
      Investors, $83 will be repaid on the debt held by Seven Fields DEL. It is the Company's intent that all such repayments of debt received by Seven Fields DEL will be distributed to Seven Fields PA, which in turn will be distributed to the common stockholders of Seven Fields PA as a return of capital distribution.

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

      : Because of the imminency of liquidation at October 31, 2000, the liquidation basis of accounting was adopted. Under liquidation accounting the components of shareholder equity are reflected as net assets in liquidation which represents the estimated fair value of assets after settlement of all liabilities and the cost of liquidation

Because the Company was dissolved and completely liquidated at October 31, 2001 all of the Company's general unsecured debt and common stock is cancelled.

Note 9 Capitalized Development Costs, House Construction Costs, PUC Regulated Water Costs and Property Held for Investment and Future Development
The Company has incurred substantial costs in continuing the development of certain of the property located at Seven Fields, Butler County, PA. The Company's development and house construction activities for the years ended October 31, 2001 prior to the deemed distribution to the Investors' on October 31, 2001 and October 31, 2000 are summarized below for each of the areas of significant activity.





                                        F-20


               SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                           NOTES TO FINANCIAL STATEMENTS
                             OCTOBER 31, 2001 AND 2000
                                    (CONTINUED)


Note 9 (Continued)
The following information summarizes development activities for 2001.


             Substantially
              Completed
             Subdivisions
              South of      North Ridge   Georgetowne  North Ridge   Hawthorne
              Route 228       Manor         Manor        Estates      Commons
Total Acres      125          17             15           129           24
Total Lots        277          45            117           195           96
Unsold Lots         1

Balance October
31, 2000    $        -     $  42,402    $  639,151    $ 1,539,124  $ 1,083,366

2001 Costs
Capitalized:
Reclassify
Land Costs           -             -             -              -            -
Selling,
Engineering
& Supervision        -             -             -              -            -
Excavation
& Construction       -             -        15,465              -            -
Overhead Allocated   -             -             -              -            -
Interest
Total
Accumulated Costs    -        42,402       654,616      1,539,124    1,083,366

Less Cost of
Lots & Houses Sold   -        42,402       654,616      1,539,124    1,083,366

Balance October
31, 2001 at Cost $   -      $      -      $      -     $        -   $        -

Adjustments to
Fair Market Value    -             -             -              -            -

Balance October
31, 2001 Adjusted
To Fair Market
Value            $   -      $      -      $      -     $        -   $        -





                                        F-21










Unutilized
3022:
Parcels
Houses
Total                 Houses            Total
          90               -                -
           -               -                -
           -               -                -

$   2,355,000   $  4,706,445     $  10,365,488


            -              -                 -
            -              -                 -
            -      1,337,558         1,353,023
            -              -                 -
            -              -                 -
    2,355,000      6,044,003        11,718,511

    1,523,252      6,044,003        10,886,763

  $   831,748   $          -      $    831,748

    (231,748)              -          (231,748)

  $   600,000   $          -      $    600,000

3049:






                                   F-22









               SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             OCTOBER 31, 2001 AND 2000
                                     (CONTINUED)


Note 9 (Continued)
The following information summarizes development activities for 2000:

              Substantially
                 Completed
               Subdivisions
                  South of   North Ridge   Georgetowne  North Ridge  Hawthorne
                 Route 228      Manor         Manor       Estates     Commons
Total Acres         125           17           15           129         24
Total Lots          277           45          117           195         96
Unsold Lots          1             2           44            56         46

Balance October
31, 1999         $   -        $144,828      $646,687    $1,235,696  $1,610,367

2000 Costs
Capitalized:
Reclassify Land
Costs                -               -             -             -
Selling,
Engineering &
Supervision          -          11,518        28,944        85,098      63,709
Excavation &
Construction         -           5,406       185,208     1,453,360      18,556
Overhead Allocated                             9,600         9,600
Interest             -               -             -           492
Total Accumulated
Costs                -         161,752       870,439     2,784,246   1,692,632

Less Cost of Lots
& Houses Sold        -         119,350       231,288     1,305,272     609,266

Balance October
31, 2000 at Cost $   -       $  42,402     $ 639,151   $ 1,478,974  $1,083,366

Adjustments to
Fair Market Value to
Reflect
Liquidation
Accounting          -                -             -       60,150            -
Balance October
31, 2000 Adjusted
to Fair
Market Value    $   -         $ 42,402      $639,151    $1,539,124  $1,083,366

Classification
of Costs:
Capitalized
Development
Costs           $   -         $ 42,402      $639,151    $1,539,124  $1,083,366
Capitalized
House Construction Costs
Property Not Currently Under
    Development     -                -             -             -           -
                    -         $ 42,402     $ 639,151   $ 1,539,124 $ 1,083,366


                                       F-23








Commercial         Commercial

Parcels      Parcels
South of     North of    Unutilized  Water     Office
Route 228    Route 228   Parcels     Service   Buildings    Houses    Total
       47           22         90        6
       12            8          -        -         -           -        -
        -            2          -        -         -           -        -

$192,981    $        - $2,394,290  $381,773 $1,779,101 $3,583,992  $11,969,715



441,504    (441,504)
  31,144      102,151     116,138                         962,828    1,401,530
       -      122,035     122,248         -          -  8,968,711   10,875,524
   4,000        8,000      14,400                         164,000      209,600
       -            -           -         -          -      3,104        3,596
 228,125      673,690   2,205,572   381,773  1,779,101 13,682,635   24,459,965
 228,125      673,690     361,710   381,773  1,779,101  8,976,190  $14,665,765
 $     -      $     -  $1,843,862  $      -  $       - $4,706,445   $9,794,200

       -            -     511,138         -          -          -      571,288
$      -     $      -  $2,355,000  $      -  $       - $4,706,445  $10,365,488

$      -     $      -  $        -  $      -  $       - $        -  $ 3,304,043
                                                        4,706,445    4,706,445

       -            -   2,355,000         -          -          -    2,355,000
$      -     $      -  $2,355,000  $      -  $       - $4,706,445  $10,365,488


                                     F-24






              SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 2001 AND 2000
                                 (CONTINUED)



Note 10  Business Segment Information
                               For The Year Ended October 31, 2000  (000's)
                                                  Development,
                              Rental &            Construction
                              General             & PUC
                            Operations            Activities           Total
Gross Operating Revenue    $       115            $    18,680         $  18,795

Costs & Operating Expenses          23                 15,500            15,523
Depreciation Expense                19                     55                74

Operating Income (Loss)             73                  3,125             3,198

Total Identifiable Assets  $     2,061                 11,213            13,274

Capital Expenditures       $         -            $        51          $     51

Since the Company adopted liquidation accounting at October 31, 2000, no distinct business segments exist hereafter.


Note 11  Concentration of Credit Risks
From time to time the Company maintains cash deposits with its principal bank in excess of the FDIC insured limits.


Note 12  Environmental Matters
The Company knows of no environmental risks associated with its properties and operations.


Note 13  Related Party Transactions
Several of the directors of Seven Fields PA provided the Company with certain legal and professional services and were paid amounts totaling less than $10,000 in 2001 and 2000. One of the Directors of Seven Fields PA purchased six of its Georgetown Manor Townhouses at established prices in December 2000.


                                         F-25



               SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                           INDEX TO ATTACHED EXHIBITS
                                OCTOBER 31, 2001




EXHIBIT
   2.3 Final Plan of Complete Liquidation and Dissolution of Seven Fields Development (DEL), Inc.

   2.4 Final Plan of Complete Liquidation and Dissolution of Seven Fields Management Company

  10.3        General Distribution and Assignment

  10.5        Seven Fields Development (PA), Inc. Liquidating Trust Agreement

    27        Financial data schedule.






             SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                           FINANCIAL DATA SCHEDULE
                               OCTOBER 31, 2001


                                                                     EXHIBIT 27


This schedule contains summary financial information extracted from the statements of net asset in liquidation of Seven Fields Development (PA), Inc. and Subsidiaries as of October 31, 2001 and 2000, and the related statement of changes in net assets in liquidation, statements of operations and changes in net assets in liquidation, and cash flows for each of the two years in the period ended October 31, 2001.

3356:
Item Number      Item Description          October 31, 2000    October 31, 2001
5-02(1)       Cash and cash items               $ 1,871,747
5-02(3)(a)(1) Notes and accounts                    641,426
              receivable
5-02(6)       Inventory                          10,365,488
5-02(13)      Property, plant and                   459,573
              equipment
5-02(14)      Accumulated depreciation             (324,290)
5-02(18)      Total assets                        13,273,653            NONE
5-02(22)      Bonds, mortgages and similar debt    1,789,094
5-02(3)       Common stock                                 -
5-02(31)      Other stockholders' equity (Deficit) 8,457,646
5-02(32)      Total liabilities and               13,273,653            NONE
               stockholders' equity
5-03(b)1(A)   Net sales of tangible products      18,680,073
5-03(b)1      Total revenue                       18,794,885
5-03(b)2(a)   Cost of tangible goods sold         14,331,283
5-03(b)2      Total costs and expenses applicable 15,596,709
              To sales and revenues
5-03(b)(8)    Interest and amortization of debt discount   -
5-03(b)(10)   Income before taxes and other items  3,287,346
5-03(b)(11)   Income tax expense                   1,291,586
5-03(b)(19)   Net income or (Loss)            $    1,995,760             NONE
5-03(b)(20)   Earnings per share                         .57